Form 10-Q
period 1998-03-31
WORLD MONITOR TRUST SERIES A; WORLD MONITOR TRUST SERIES B; WORLD MONITOR TRUST SERIES C
filed 1998-05-14
CIK 1051822, 1051823, 1051824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 333-43033
                        333-43041
                        333-43043

                          WORLD MONITOR TRUST-SERIES A
                          WORLD MONITOR TRUST-SERIES B
                          WORLD MONITOR TRUST-SERIES C
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                               13-3985040
                                               13-3985041
Delaware                                       13-3985042
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

One New York Plaza, 13th Floor, New York, New York                 10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _CK_

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              WORLD MONITOR TRUST
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                 MARCH 31, 1998
                                  (Unaudited)
--------------------------------------------------------------------------------
                                     ASSETS

                                                                       Series A    Series B    Series C
                                                                       --------    --------    --------
Cash................................................................    $ 1,000     $ 1,000     $ 1,000
                                                                       --------    --------    --------
                                                                       --------    --------    --------

                                             TRUST CAPITAL
General Interests (10 Interests issued and outstanding for each
  Series A, B and C, respectively)..................................    $ 1,000     $ 1,000     $ 1,000
                                                                       --------    --------    --------
                                                                       --------    --------    --------
-------------------------------------------------------------------------------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                               DECEMBER 31, 1997
                                  (Unaudited)

                                                ASSETS
                                                                       Series A    Series B    Series C
                                                                       --------    --------    --------
Cash................................................................    $ 1,000     $ 1,000     $ 1,000
                                                                       --------    --------    --------
                                                                       --------    --------    --------

                                             TRUST CAPITAL


General Interests (10 Interests issued and outstanding for each
  Series A, B and C, respectively)..................................    $ 1,000     $ 1,000     $ 1,000
                                                                       --------    --------    --------
                                                                       --------    --------    --------
-------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                              WORLD MONITOR TRUST
                          (a Delaware Business Trust)
                   NOTES TO STATEMENT OF FINANCIAL CONDITION
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

The Trust, Trustee, Managing Owner and Affiliates

   World Monitor Trust (the 'Trust') is a business trust organized under the laws of Delaware on December 17, 1997. The Trust has not yet commenced operations. The Trust will terminate on December 31, 2047 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement. The Trust was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The managing owner is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI is the selling agent for the Trust as well as the commodity broker ('Commodity Broker') of the Trust.

The Offering

   Beneficial interests in the Trust ('Interests') are being offered pursuant to Rule 415 of Regulation C under the Securities Act of 1933 in three separate and distinct series ('Series'): Series A, B and C. The assets of each Series are segregated from the other Series, separately valued and independently managed.

   Up to $100,000,000 of Interests ('Subscription Maximum'); $34,000,000 for Series A and $33,000,000 each for Series B and C, are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 per subscriber or, for any investment made on behalf of an individual retirement account ('IRA'), the minimum initial subscription is $2,000. A subscriber may purchase Interests in any one or a combination of Series, although the minimum purchase for any single Series is $1,000.

   Initially, the Interests for each Series are being offered through no later than July 24, 1998, representing up to 120 days after the date of the Prospectus ('Initial Offering Period'). Each Series may commence operations at any time if the minimum amount of Interests have been sold before the end of the Initial Offering Period is reached ('Subscription Minimum'). The Subscription Minimum is $4,000,000 for Series A and $3,000,000 each for Series B and C. If the Subscription Minimum is not sold for any Series during the Initial Offering Period, the subscription amount (which will be held in escrow) plus interest will be returned to the subscriber. The price per Interest during the Initial Offering Period is $100. Thereafter, or until the Subscription Maximum for each Series is sold ('Continuous Offering Period'), each Series' Interests will continue to be offered on a weekly basis at the Net Asset Value per Interest. Additional purchases may be made in $100 increments.

   To date, $1,000 has been contributed to each Series by the Managing Owner and in return the Managing Owner has received 10 General Interests in each Series. The Managing Owner is required to maintain at least a one percent interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive such General Interests) as are necessary to effect this requirement.

The Trading Advisors

   Each Series has its own professional commodity trading advisor that will make that Series' trading decisions. The Managing Owner, on behalf of the Trust, entered into advisory agreements with Eagle Trading Systems, Inc., Eclipse Capital Management, Inc. and Hyman Beck & Company, Inc. (each a 'Trading Advisor') to make the trading decisions for Series A, B and C, respectively. Each advisory agreement may be terminated at the discretion of the Managing Owner. The Managing Owner will allocate one hundred percent of the proceeds from the initial offering of each Series' Interests to the Trading Advisor for that Series and it is currently contemplated that each Series' Trading Advisor will continue to be allocated one hundred percent of additional capital raised for that Series during the continuous offering of Interests.

Exchanges, Redemptions and Termination

   Once trading commences, Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public. Exchanges are made at the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange request is effected. The exchange of Interests will be treated as a redemption of Interests in one Series (with the related tax consequences) and the simultaneous purchase of Interests in the Series exchanged into.

   Redemptions will be permitted on a weekly basis. Interests redeemed on or before the end of the first and second successive six-month periods after their effective dates will be subject to a redemption fee of four percent and three percent, respectively, of the net asset value at which they are redeemed. Redemption fees will be paid to the Managing Owner.

   In the event that the estimated net asset value per Interest of a Series at the end of any business day, after adjustments for distributions, declines by fifty percent or more since the first day of a fiscal year, the Series will terminate.

B. Summary of Significant Accounting Policies

Basis of accounting

   The books and records of each Series are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

Income taxes

   Each Series is not required to provide for, or pay, any federal or state income taxes. Income tax attributes that arise from their operations will be passed directly to the individual limited owners including the Managing Owner. Each Series may be subject to other state and local taxes in jurisdictions in which they operate.

Profit and loss allocations and distributions

   Each Series will allocate profits and losses for both financial and tax reporting purposes to the owners weekly on a pro rata basis based on each owner's Interests outstanding during the week. Distributions will be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the owners; however, the Managing Owner does not presently intend to make any distributions.

C. Fees

Organizational, offering, general and administrative costs

   PSI or its affiliates pay the costs of organizing each Series and offering their Interests as well as administrative costs incurred by the Managing Owner or its affiliates for services it performs for each Series. These costs include, but are not limited to, those discussed in Note D below. Routine legal, audit, postage, and other routine third party administrative costs also are paid by PSI or its affiliates.

Management and incentive fees

   Each Series will pay its Trading Advisor a management fee at an annual rate of two percent of each Series' net asset value allocated to its management. The management fee will be determined weekly and the sum of such weekly amounts will be paid monthly. Each Series will also pay its Trading Advisor a quarterly incentive fee equal to twenty-three percent for each of Series A and C and twenty percent for Series B of such Trading Advisor's 'New High Net Trading Profits' (as defined in each advisory agreement). The incentive fee will also accrue weekly.

Commissions

   The Managing Owner and the Trust entered into a brokerage agreement (the 'Brokerage Agreement') with PSI to act as Commodity Broker for each Series whereby each Series will pay a fixed fee for brokerage services rendered at an annual rate of 7.75% of each Series' net asset value. The fee will be determined weekly and the sum of such weekly amounts will be paid monthly. From this fee, PSI will pay all organizational, offering, general and administrative expenses discussed above, execution costs (i.e., floor brokerage expenses, give-up charges and NFA, clearing and exchange fees), as well as compensation to employees who sell Interests in each Series.

D. Related Parties

   The Managing Owner or its affiliates perform services for each Series which include but are not limited to: brokerage services, accounting and financial management, investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of organizing the Trust and offering its Interests as well as the routine operational, administrative, legal and auditing fees.

   All of the proceeds of this offering are received in the name of each Series and deposited and maintained in cash in segregated trading accounts maintained for each Series at PSI. Except for that portion of any Series' assets that is deposited as margin to maintain forward currency contract positions as further discussed below, each Series' assets will be maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which the Series are permitted to trade. PSI will credit each Series with one hundred percent of the interest earned on the average net assets of each Series on deposit at PSI.

   Each Series, acting through its Trading Advisor, may execute over-the-counter, spot, forward and option foreign exchange transactions with PSI. PSI will then engage in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM will attempt to earn a profit on such transactions. PBGM will keep its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions will be conducted between PSI and each Series pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of each Series.

E. Credit and Market Risk

   Since each Series' business will be to trade futures, forward (including foreign exchange transactions) and options contracts, their capital will be at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) will frequently result in changes in each Series' unrealized gain (loss) on open commodity positions to be reflected in the statements of financial condition. Each Series' exposure to market risk will be influenced by a number of factors including the relationships among the contracts to be held by each Series as well as the liquidity of the markets in which the contracts are to be traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, each Series must rely solely on the credit of their broker (PSI) with respect to forward transactions. Each Series will present unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because they have a master netting agreement with PSI.

   The Managing Owner will attempt to minimize both credit and market risks by requiring each Series' Trading Advisor to abide by various trading limitations and policies. The Managing Owner will monitor compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI will be the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interests of each Series.

   PSI, when acting as each Series' futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, will be required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to each Series all assets of each Series relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. Part 30.7 of the CFTC regulations also will require PSI to secure assets of each Series related to foreign futures and options trading. There are no segregation requirements for assets related to forward trading.

                              WORLD MONITOR TRUST
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As of March 31, 1998 the minimum required capital of $4,000,000 for Series A and $3,000,000 each for Series B and C through their public offering of Interests had not yet become available. This caused the Trust to have limited funds on March 31, 1998. Each Series plans to use the funds raised from investors by means of this offering of Interests for the speculative trading of a diversified portfolio consisting of commodity futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. Additional Interests of each Series will continue to be offered on a weekly basis at the Net Asset Value per Interest until the Subscription Maximum of $34,000,000 for Series A and $33,000,000 each for Series B and C is sold.

   Each Series' net assets will be held in accounts at PSI. Except for that portion of any Series' assets that is deposited as margin to maintain forward currency contract positions, each Series' assets will be maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which the Series are permitted to trade. PSI will credit each Series with one hundred percent of the interest earned on the average net assets of each Series on deposit with PSI.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Series from promptly liquidating its commodity futures positions.

   Since each Series' business will be to trade futures, forward (including foreign exchange transactions) and options contracts, its capital will be at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Managing Owner will attempt to minimize these risks by requiring the Series' Trading Advisors to abide by various trading limitations and policies. See Note E to the financial statements for a further discussion of the credit and market risks associated with each Series' futures, forward and options contracts.

   No Series has, nor do they expect to have, any capital assets.

   Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   Through March 31, 1998, no Series had operations.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits--

        3.1
        and
        4.1-- Second Amended and Restated Declaration of Trust and Trust
              Agreements of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibit 3.1 and 4.1 to each of Series A, B and C's Registration Statements on Form S-1, File Nos. 333-43033, 333-43041 and 333-43043, respectively, dated as of March 23, 1998)

        4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to each of Series A, B and C's Registration Statements on Form S-1, File Nos. 333-43033, 333-43041 and 333-43043, respectively, dated as of March 23, 1998)

        4.3-- Form of Exchange Request (incorporated by reference to
              Exhibit 4.3 to each of Series A, B and C's Registration Statements on Form S-1, File Nos. 333-43033, 333-43041 and 333-43043, respectively, dated as of March 23,
              1998)

        4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to each of Series A, B and C's Registration Statements on Form S-1, File
              Nos. 333-43033, 333-43041 and 333-43043,
              respectively, dated as of March 23, 1998)

       10.1-- Form of Escrow Agreement among the Trust,
              Prudential Securities Futures Management,
              Inc., Prudential Securities Incorporated and the Bank of New York (incorporated by reference to Exhibit 10.1 to each of Series
              A, B and C's Registration Statements on
              Form S-1, File Nos. 333-43033, 333-43041
              and 333-43043, respectively, dated as of March 23, 1998)

       10.2-- Form of Brokerage Agreement among the Trust and Prudential Securities
              Incorporated (incorporated by
              reference to Exhibit 10.2 to each of
              Series A, B and C's Registration
              Statements on Form S-1, File Nos.
              333-43033, 333-43041 and 333-43043,
              respectively, dated as of March 23, 1998)

       10.3-- Form of Advisory Agreement
              among the Trust, Prudential
              Securities Futures Management
              Inc., and each Trading Advisor
              (incorporated by reference to
              Exhibit 10.3 to each of Series
              A, B and C's Registration
              Statements on Form S-1, File
              Nos. 333-43033, 333-43041 and
              333-43043, respectively, dated
              as of March 23, 1998)

       10.4-- Form of Representation
              Agreement Concerning the
              Representation Statement
              and the Prospectus among
              the Trust, Prudential
              Securities Futures
              Management Inc.,
              Prudential Securities
              Incorporated, Wilmington
              Trust Company and the
              Trading Advisors (incorporated by
              reference to Exhibit 10.4 to each of Series A, B and C's Registration Statements on Form S-1,
              File Nos. 333-43033, 333-43041 and 333-43043,
              respectively, dated as of March 23, 1998)

       10.5-- Form of Net Worth Agreement between
              Prudential  Securities Futures
              Management Inc. and Prudential Securities Group Inc. (incorporated by reference to
              Exhibit 10.5 to each of Series A, B and C's
              Registration Statements on Form S-1, File Nos. 333-43033, 333-43041 and 333-43043,
              respectively, dated as of March 23, 1998)

       10.6-- Form of Foreign Currency Addendum to Brokerage Agreement between
              World Monitor Trust and Prudential Securities Incorporated (filed herewith)

       27.1-- Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST--SERIES A
WORLD MONITOR TRUST--SERIES B
WORLD MONITOR TRUST--SERIES C

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant