Form 10-Q
period 1998-09-25
WORLD MONITOR TRUST SERIES A
filed 1998-11-09
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 25, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 333-43033

                         WORLD MONITOR TRUST--SERIES A
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3985040
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


One New York Plaza, 13th Floor, New York, New York             10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 25,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 8,809,200        $  1,000
Net unrealized gain on open commodity positions                             45,224          --
                                                                      -------------     ------------
Net equity                                                               8,854,424           1,000
Accrued interest receivable                                                 38,019          --
                                                                      -------------     ------------
Total assets                                                           $ 8,892,443        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    50,595        $ --
Incentive fees payable                                                      36,064          --
Management fees payable                                                     13,279          --
                                                                      -------------     ------------
Total liabilities                                                           99,938          --
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (84,655.909 and -0- interests outstanding)             8,689,856          --
General interests (1,000 and 10 interests outstanding)                     102,649           1,000
                                                                      -------------     ------------
Total trust capital                                                      8,792,505           1,000
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 8,892,443        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $    102.65        $ 100.00
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For the period
                                                                  from
                                                              June 10, 1998        For the period
                                                            (commencement of            from
                                                               operations)          June 27, 1998
                                                                 through               through
                                                              September 25,         September 25,
                                                                  1998                  1998
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                     $ 334,066             $ 374,470
Net unrealized gain/loss on open commodity positions               45,224                69,120
Interest income                                                   133,111               116,596
                                                            -----------------     -----------------
                                                                  512,401               560,186
                                                            -----------------     -----------------

EXPENSES
Commissions                                                       178,944               155,665
Management fees                                                    46,131                40,129
Incentive fees                                                     36,064                36,064
                                                            -----------------     -----------------
                                                                  261,139               231,858
                                                            -----------------     -----------------
Net income                                                      $ 251,262             $ 328,328
                                                            -----------------     -----------------
                                                            -----------------     -----------------
ALLOCATION OF NET INCOME
Limited interests                                               $ 248,210             $ 324,441
                                                            -----------------     -----------------
                                                            -----------------     -----------------
General interests                                               $   3,052             $   3,887
                                                            -----------------     -----------------
                                                            -----------------     -----------------
NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net income per weighted average limited and general
  interest                                                      $    3.21             $    4.07
                                                            -----------------     -----------------
                                                            -----------------     -----------------
Weighted average number of limited and general interests
  outstanding                                                      78,193                80,736
                                                            -----------------     -----------------
                                                            -----------------     -----------------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997                   10.000     $   --         $  1,000      $    1,000
Contributions                                  86,491.216      8,524,272       98,597       8,622,869
Net income                                                       248,210        3,052         251,262
Redemptions                                      (845.307)       (82,626)       --            (82,626)
                                               ----------     ----------     ---------     ----------
Trust capital--September 25, 1998              85,655.909     $8,689,856     $102,649      $8,792,505
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1998
                                  (Unaudited)

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

   Thereafter, or until the Subscription Maximum for each Series is sold, each Series' Interests will continue to be offered on a weekly basis at the net asset value per Interest ('Continuous Offering Period'). Additional purchases may be made in $100 increments.

   The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive such general interests) as are necessary to effect this requirement.

The Trading Advisor

   Each Series has its own professional commodity trading advisor that makes that Series' trading decisions. The Managing Owner, on behalf of the Trust, entered into an advisory agreement with Eagle Trading Systems, Inc. ('Trading Advisor') to make the trading decisions for Series A. The advisory agreement may be terminated at the discretion of the Managing Owner. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of Series A to the Trading Advisor and it is currently contemplated that the Trading Advisor will continue to be allocated 100% of additional capital raised for Series A during the Continuous Offering Period.

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

Interim Financial Statements

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Series A as of September 25, 1998 and the results of its operations for the period from June 10, 1998 (commencement of operations) through September 25, 1998 (the 'Cumulative Period') and June 27, 1998 through September 25, 1998 (the 'Third Quarter'). However, the operating results for the interim period may not be indicative of the results expected for the full year.

B. Summary of Significant Accounting Policies

Basis of accounting

   The books and records of Series A are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

Accounting Periods

   Series A's fiscal year is January 1 through December 31. However, the first three quarterly periods each end on the last Friday of the respective quarterly period in conjunction with Series A's policy of allowing subscriptions, redemptions and exchanges and of calculating Series A's fees and expenses on a weekly basis as of Friday of each week.

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

   All of the proceeds of the offering of Series A are received in the name of Series A and deposited and maintained in cash in segregated trading accounts maintained for Series A at PSI. Except for that portion of Series A's assets that is deposited as margin to maintain forward currency contract positions as further discussed below, its assets are maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which Series A is permitted to trade. PSI credits Series A monthly with 100% of the interest earned on the average net assets on deposit at PSI.

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

   As of September 25, 1998, a non-U.S. affiliate of the Managing Owner owns
101.112 limited interests of Series A.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 25, 1998, such segregated assets totalled $7,234,707. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures and options trading which totalled $1,865,499 at September 25, 1998. There are no segregation requirements for assets related to forward trading.

   As of September 25, 1998, nearly all open futures and forward contracts mature within three months.

   As of September 25, 1998, gross contract amounts of open futures and forward contracts for Series A are:

Currency Forward Contracts:
  Commitments to purchase             $   567,615
  Commitments to sell                     321,832
Financial Futures Contracts:
  Commitments to purchase              27,575,588
Other Futures Contracts:
  Commitments to purchase                 195,928
  Commitments to sell                   2,264,397

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

      The following table presents the fair value of futures and forward contracts at September 25, 1998.

                                 Assets      Liabilities
                                --------     -----------
Futures Contracts:
  Domestic exchanges
     Other                      $ 11,586      $   20,755
  Foreign exchanges
     Financial                   496,103         --
     Other                         --            195,928
Forward Contracts:
  Currencies                     321,833         567,615
                                --------     -----------
                                $829,522      $  784,298
                                --------     -----------
                                --------     -----------

      The following table presents the average fair value of futures and forward contracts for the Cumulative Period and Third Quarter, respectively.

                                                         Cumulative Period              Third Quarter
                                                      ------------------------     ------------------------
                                                       Assets      Liabilities      Assets      Liabilities
                                                      --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Currencies                                       $ 16,425      $    3,953     $ 15,269      $    7,008
     Other                                              58,832           5,978       55,155           5,189
  Foreign exchanges
     Financial                                         198,631           5,076      186,217           4,759
     Other                                               --            112,796        --            105,746
Forward Contracts:
  Currencies                                           332,216         377,625      309,435         355,202
                                                      --------     -----------     --------     -----------
                                                      $606,104      $  505,428     $566,076      $  477,904
                                                      --------     -----------     --------     -----------
                                                      --------     -----------     --------     -----------

      The following table presents the trading revenues for the Cumulative Period and the Third Quarter, respectively.

                                                    Cumulative        Third
                                                      Period         Quarter
                                                    ----------       --------
                       Futures Contracts:
                         Domestic exchanges
                            Financial                $(44,325)       $(44,325)
                            Currencies               (74,411)         (56,799)
                            Other                       9,961          50,365
                         Foreign exchanges
                            Financial                 614,902         614,902
                            Other                   (195,928)        (195,928)
                       Forward Contracts:
                         Currencies                    69,091          75,375
                                                    ----------       --------
                                                     $379,290        $443,590
                                                    ----------       --------
                                                    ----------       --------

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series A commenced operations on June 10, 1998 with gross proceeds of $6,039,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period June 10, 1998 (the commencement of operations) through September 25, 1998 resulted in additional gross proceeds to Series A of $2,584,692. Additional Interests of Series A will continue to be offered on a weekly basis at the net asset value per Interest until the Subscription Maximum of $34,000,000 is sold.

   At September 25, 1998, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

   Redemptions of limited interests during the Cumulative Period and the Third Quarter were $82,626. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   Series A does not have, nor does it expect to have, any capital assets.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' Series A could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to Series A.

   Series A has engaged third parties to perform primarily all of the services it needs. Accordingly, Series A's Year 2000 problems, if any, are not its own but those that center on the ability of the Trustee, Managing Owner, Prudential Securities Incorporated, its Trading Advisor and any other third party with whom Series A has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   Series A has received assurances from its Managing Owner, Prudential Securities Incorporated and its Trading Advisor that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as Series A's Trustee, have not made similar representations to Series A, Series A has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on Series A, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to Series A at this time, but could have a material adverse impact on the operations of Series A. The Managing Owner will promptly notify Series A's limited owners in the event it determines that the Year 2000 Problem will have a material adverse impact on Series A's operations.

   Series A has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking systems, exchanges or utilities are affected materially, there may be no adequate contingency plan for Series A to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by Series A, Series A believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on Series A's operations.

Results of Operations

   Series A commenced trading operations on June 10, 1998, and as such, no comparative information is available for 1997.

   The net asset value per Interest as of September 25, 1998 was $102.65, an increase of 2.65% from the June 10, 1998 initial net asset value per Interest of $100.00. Additionally, the return for the Third Quarter was an increase of 3.79%.

   Third Quarter trading resulted in gains for Series A. Profitable sectors included the financial, energy, grain, currency and index sectors. Slightly offsetting gains were losses in the metal sector. Characterizing the quarter were rising fears about global financial stability and the effect a financial meltdown will have on real economic growth. Russia's default on its sovereign debt and fear of similar risks in Latin America raised anxiety throughout global financial markets. The resultant 'flight-to-quality' and abrupt widening of credit spreads between highly rated government bonds and high-yield bonds exacerbated the situation, causing considerable losses to banks, yield arbitragers and certain money managers as well as reduced liquidity in many markets. Series A, however, was well positioned for these developments as profits came primarily from long positions in European and Japanese bonds and short positions in the Canadian dollar. Volatility in the markets increased considerably and Series A closed many of its positions with significant profits, ending the quarter with limited exposure. Series A incurred some losses, particularly in the metal sector. Positions in base metals lost value as aluminum and copper prices failed to find significant direction. Precious metal exposure also led to losses as both gold and silver prices reacted to fluctuating fears regarding the world's stock markets.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $133,000 and $117,000 for the Cumulative Period and the Third Quarter, respectively.

   Commissions are calculated on Series A's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were $179,000 and $156,000 for the Cumulative Period and the Third Quarter, respectively.

   All trading decisions for Series A are made by Eagle Trading Systems, Inc. (the 'Trading Advisor'). Management fees are calculated on Series A's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $46,000 and $40,000 for the Cumulative Period and the Third Quarter, respectively.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees for both the Cumulative Period and the Third Quarter were $36,000 as a result of a strong trading performance during the Third Quarter.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

          3.1
         and
          4.1-- Second Amended and Restated Declaration of Trust and Trust
               Agreements of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series A's Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

          4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series A's Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

          4.3-- Form of Exchange Request (incorporated by reference
                to Exhibit 4.3 to Series A's Registration Statement on Form S-1, File No. 333-43033 dated as of March 23,
                1998)

          4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series A's
                Registration Statement on Form S-1, File No.
                333-43033 dated as of March 23, 1998)

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 9, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant