Form 10-K
period 1998-12-31
WORLD MONITOR TRUST SERIES A
filed 1999-03-31
CIK 1051822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 333-43033

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

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:

                                   None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                             Limited Interests
-------------------------------------------------------------------------------
                             (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of March 17, 1998, included as part of the Registration Statement on Form S-1 (File No. 333-43033) filed with the Securities and Exchange Commission on March 23, 1998, pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Interest holders for the year ended December 31, 1998 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 8 and 9.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     6
Item 13    Certain Relationships and Related Transactions...................................     7

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     8
           Financial Statements and Financial Statement Schedules...........................     8
           Exhibits.........................................................................     8
           Reports on Form 8-K..............................................................     9

SIGNATURES..................................................................................    10

                                     PART I

Item 1. Business

General

   World Monitor Trust (the 'Trust') is a business trust organized under the laws of Delaware on December 17, 1997. The Registrant commenced trading operations on June 10, 1998 and will terminate on December 31, 2047 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the 'Trust Agreement'). The Trust was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Trust's fiscal year for book and tax purposes ends on December 31.

The Offering

   Beneficial interests in the Trust ('Interests') are being offered pursuant to Rule 415 of Regulation C under the Securities Act of 1933 in three separate and distinct series ('Series'): Series A, B and C. The assets of each Series are segregated from the other Series, separately valued and independently managed.

   Up to $100,000,000 of Interests ('Subscription Maximum'), $34,000,000 for Series A and $33,000,000 each for Series B and C, are being offered to investors who meet certain established suitability standards. A subscriber may purchase Interests in any one or a combination of Series. On June 10, 1998, Series A (the 'Registrant') completed its initial offering with gross proceeds of $6,039,177 from the sale of 59,631.775 limited interests and 760 general interests.

   Thereafter, or until the Subscription Maximum for each Series is sold, each Series' Interests will continue to be offered on a weekly basis ('Continuous Offering Period') at the net asset value per Interest.

   The Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Managing Owner

   The managing owner of the Registrant is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI is the selling agent for the Registrant as well as the commodity broker of the Registrant. The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive such general interests) as are necessary to effect this requirement.

The Trading Advisor

   Each Series has its own professional commodity trading advisor that makes that Series' trading decisions. The Managing Owner, on behalf of the Registrant, entered into an advisory agreement with Eagle Trading Systems, Inc. ('Trading Advisor') to make the trading decisions for Series A. The advisory agreement may be terminated at the discretion of the Managing Owner. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of Series A to the Trading Advisor and it is currently contemplated that the Trading Advisor will continue to be allocated 100% of additional capital raised for Series A during the Continuous Offering Period.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

   The Registrant is an open-end fund which will solicit the sale of additional Interests on a weekly basis until the Subscription Maximum is reached. As such, the Registrant may compete with other entities to attract new participants. In addition, to the extent that the Trading Advisor recommends similar or identical trades
                                       3
to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's annual report to limited owners for the year ended December 31, 1998 ('Registrant's 1998 Annual Report') which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests is incorporated by reference to Note A to the Registrant's 1998 Annual Report, which is filed as an exhibit hereto.

   A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Interests may be redeemed on a weekly basis, but are subject to a redemption fee if effected within one year of the effective date of purchase. Additionally, Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public. Exchanges and redemptions are calculated based on the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 4, 1999, there were 1,051 holders of record owning 131,006.437 Interests which includes 1,400 General Interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant for the period from June 10, 1998 (commencement of operations) to December 31, 1998. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Total revenues (including interest)                                            $    343,726
                                                                           ----------------
                                                                           ----------------
Net loss                                                                       $   (171,858)
                                                                           ----------------
                                                                           ----------------
Net loss per weighted average Interest                                         $      (1.96)
                                                                           ----------------
                                                                           ----------------
Total assets                                                                   $ 10,904,807
                                                                           ----------------
                                                                           ----------------
Net asset value per Interest                                                   $      98.31
                                                                           ----------------
                                                                           ----------------

                                       4

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 through 12 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

   The Managing Owner's directors and executive officers and any person holding more than ten percent of the Registrant's Interests ('Ten Percent Owners') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. Tamara B. Wright, upon becoming a director, and the Massachusetts Bay Transportation Authority Retirement Fund, upon becoming a Ten Percent Owner, did not file Form 3 in a timely manner, but have subsequently filed and are now current in all filings. All other filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Eleanor L. Thomas               First Vice President
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President, Chief Accounting Officer and
                                  Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   ELEANOR L. THOMAS, age 44, has been a Vice President of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. since April 1993 and a First Vice President since October 1998. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures group within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 50, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 35, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

  A. LAURENCE NORTON, JR., age 60, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the head of the International and Futures Divisions of PSI. He is also a Director of Seaport Futures Management, Inc. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

  GUY S. SCARPACI, age 52, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

  TAMARA B. WRIGHT, age 40, is a Director and Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Director and Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

  During the fourth quarter of 1998, Steven Carlino replaced Barbara J. Brooks as Treasurer of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Additionally, during December 1998, Tamara B. Wright was elected a Senior Vice President and Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. On March 26, 1999, Thomas M. Lane, Jr. resigned as President and Director of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc.

  There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the Managing Owner for their services. Certain directors and officers of the Managing Owner receive compensation from affiliates of the Managing Owner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the Managing Owner believes that any compensation attributable to services performed for the Registrant is immaterial. (See also
Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the Managing Owner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 4, 1999, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 4, 1999, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 4, 1999, the following owners of limited interests beneficially own more than five percent (5%) of the limited interests issued by the
Registrant:

      Title                  Name and Address of               Amount and Nature of         Percent of
     of Class                 Beneficial Owner                 Beneficial Ownership           Class
------------------    ---------------------------------    -----------------------------    ----------
Limited interests     Massachusetts Bay Transportation      17,666.712 limited interests           14%
                      Authority Retirement Fund
                      99 Summer Street, 17th Floor
                      Boston, MA 02110-1200
Limited interests     Mr. Jeffrey Chandler                   7,506.004 limited interests            6%
                      162 S. Rancho Santa Fe Rd
                      Encintitas, CA 92024-4372
Limited interests     Mrs. Charlotte Quint Trustee           7,023.144 limited interests            5%
                      For Benefit Of The Charlotte
                      Quint Living Trust
                      38042 Signal Court
                      Palm Desert, CA 92211-1403

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1998 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                              Page
                                                                                             Number
                                                                                          ------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1998 Annual Report which is filed as an exhibit hereto

               Report of Independent Accountants                                               2

               Financial Statements:

               Statements of Financial Condition--December 31, 1998 and 1997                   3

               Statement of Operations--Period from June 10, 1998 (commencement of
               operations) to December 31, 1998                                                4

               Statement of Changes in Trust Capital--Year ended December 31, 1998             4

               Notes to Financial Statements                                                   5

          2.   Financial Statement Schedules

               All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          3.   Exhibits

               Description:

         3.1   Second Amended and Restated Declaration of Trust and Trust Agreement of
         and   World Monitor Trust dated as of March 17, 1998 (incorporated by
       4.1--   reference to Exhibits 3.1 and 4.1 to Series A's Registration Statement
               on Form S-1, File No. 333-43033 dated as of March 23, 1998)

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

        10.1   Form of Escrow Agreement among the Trust, Prudential Securities Futures
               Management Inc., Prudential Securities Incorporated and The Bank of New
               York (incorporated by reference to Exhibit 10.1 to Series A's
               Registration Statement on Form S-1, File No. 333-43033 dated as of March
               23, 1998)

        10.2   Form of Brokerage Agreement among the Trust and Prudential Securities
               Incorporated (incorporated by reference to Exhibit 10.2 to Series A's
               Registration Statement on Form S-1, File No. 333-43033 dated as of March
               23, 1998)

                                       8

        10.3   Form of Advisory Agreement among the Registrant, Prudential Securities
               Futures Management Inc., and the Trading Advisor (incorporated by reference to Exhibit 10.3 to Series A's Registration Statement on Form
               S-1, File No. 333-43033 dated as of March 23, 1998)

        10.4   Form of Representation Agreement Concerning the Registration Statement
               and the Prospectus among the Trust, Prudential Securities Futures
               Management Inc., Prudential Securities Incorporated, Wilmington Trust
               Company and the Trading Advisor (incorporated by reference to Exhibit
               10.4 to Series A's Registration Statement on Form S-1, File No.
               333-43033 dated as of March 23, 1998)

        10.5   Form of Net Worth Agreement between Prudential Securities Futures
               Management Inc. and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.5 to Series A's Registration Statement on Form
               S-1, File No. 333-43033 dated as of March 23, 1998)

        10.6   Form of Foreign Currency Addendum to Brokerage Agreement between the
               Trust and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.6 to Series A's Quarterly Report on Form 10-Q, File No.
               333-43033, for the quarter ended March 31, 1998)

        13.1   Registrant's 1998 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
               Report on Form 10-K, no other information or data appearing in the
               Registrant's 1998 Annual Report is to be deemed filed as part of this report) (filed herewith)

        27.1   Financial Data Schedule (filed herewith)

(b)            Reports on Form 8-K--None

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Monitor Trust--Series A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 31, 1999
     ----------------------------------------
     Steven Carlino
     Vice President, Chief Accounting Officer
     and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Eleanor L. Thomas                     Date: March 31, 1999
    -----------------------------------------
    Eleanor L. Thomas
    First Vice President

    By: /s/ Barbara J. Brooks                     Date: March 31, 1999
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 31, 1999
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By:                                           Date:
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 31, 1999
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By: /s/ Tamara B. Wright                      Date: March 31, 1999
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director