Form 10-Q
period 1999-03-26
WORLD MONITOR TRUST SERIES A
filed 1999-05-10
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 26, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 26,      December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $13,788,189     $11,008,050
Net unrealized gain/(loss) on open commodity positions                     904,888        (103,243)
                                                                       -----------     ------------
Net equity                                                              14,693,077      10,904,807
Accrued interest receivable                                                 55,102         --
                                                                       -----------     ------------
Total assets                                                           $14,748,179     $10,904,807
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    80,802     $    74,604
Management fee payable                                                      21,195          19,457
                                                                       -----------     ------------
Total liabilities                                                          101,997          94,061
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (142,184.498 and 108,568.155 interests
  outstanding)                                                          14,453,047      10,673,116
General interests (1,900 and 1,400 interests outstanding)                  193,135         137,630
                                                                       -----------     ------------
Total trust capital                                                     14,646,182      10,810,746
                                                                       -----------     ------------
Total liabilities and trust capital                                    $14,748,179     $10,904,807
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $    101.65     $     98.31
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                  For the period
                                                                                       from
                                                                                 January 1, 1999
                                                                                     through
                                                                                  March 26, 1999
--------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                                         $ (399,898)
Change in net unrealized gain on open commodity positions                            1,008,131
Interest income                                                                        144,206
                                                                                ------------------
                                                                                       752,439
                                                                                ------------------

EXPENSES
Commissions                                                                            225,007
Management fees                                                                         57,982
                                                                                ------------------
                                                                                       282,989
                                                                                ------------------
Net income                                                                          $  469,450
                                                                                ------------------
                                                                                ------------------
ALLOCATION OF NET INCOME
Limited interests                                                                   $  464,031
                                                                                ------------------
                                                                                ------------------
General interests                                                                   $    5,419
                                                                                ------------------
                                                                                ------------------
NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income per weighted average limited and general interest                        $     3.76
                                                                                ------------------
                                                                                ------------------
Weighted average number of limited and general interests outstanding                   124,757
                                                                                ------------------
                                                                                ------------------
--------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            109,968.155     $10,673,116     $137,630      $10,810,746
Contributions                                35,221.814       3,427,300       50,086        3,477,386
Net income                                      --              464,031        5,419          469,450
Redemptions                                  (1,105.471)       (111,400)       --            (111,400)
                                           ------------     -----------     ---------     -----------
Trust capital--March 26, 1999               144,084.498     $14,453,047     $193,135      $14,646,182
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 26, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series A ('Series A') as of March 26, 1999 and the results of its operations for the period from January 1, 1999 through March 26, 1999 (the 'First Quarter'). However, the operating results for the interim period may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series A's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the 'Annual Report').

B. Related Parties

   The managing owner of Series A is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for Series A which include but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of organizing Series A and offering its Interests as well as the routine operational, administrative, legal and auditing fees. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   All of the proceeds of the offering of Series A are received in the name of Series A and deposited in trading or cash accounts at PSI. Series A's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which Series A is permitted to trade. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

   Series A, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and Series A pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of Series A.

   As of March 26, 1999, a non-U.S. affiliate of the Managing Owner owns 101.112 limited interests of Series A.

C. Credit and Market Risk

   Since Series A's business is to trade futures, forward (including foreign exchange transactions) and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. Series A's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by Series A as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, Series A must rely solely on the credit of its broker (PSI) with respect to forward transactions. Series A presents unrealized gains and losses on open forward positions, if any, as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 26, 1999, such segregated assets totalled $12,273,592. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures and options trading which totalled $1,697,108 at March 26, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 26, 1999, all open futures and forward contracts mature within three months.

   As of March 26, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts for Series A are:

                                         1999           1998
                                      -----------    -----------
Financial Futures Contracts:
  Commitments to purchase             $32,871,454    $18,683,310
  Commitments to sell                   2,169,687     16,579,358

Currency Futures Contracts:
  Commitments to sell                   8,638,525        --

Currency Forward Contracts:
  Commitments to purchase                 182,621        362,056
  Commitments to sell                  33,517,151        --

Other Futures Contracts:
  Commitments to purchase                  41,141        --
  Commitments to sell                   2,112,236      3,076,903

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

   At March 26, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                       1999                              1998
                                           ----------------------------       --------------------------
                                             Assets         Liabilities        Assets        Liabilities
                                           ----------       -----------       --------       -----------
Futures Contracts:
  Domestic exchanges
     Financial                             $   --            $    1,564       $  --           $  --
     Currencies                               181,200           --               --              --
     Other                                     38,590           --              31,724            11,760
  Foreign exchanges
     Financial                                 30,749           --             204,523           --
     Other                                     --                66,464         34,326           --
Forward Contracts:
     Currencies                               904,998           182,621          --              362,056
                                           ----------       -----------       --------       -----------
                                           $1,155,537        $  250,649       $270,573        $  373,816
                                           ----------       -----------       --------       -----------
                                           ----------       -----------       --------       -----------

   The following table presents the average fair value and trading revenues of futures and forward contracts during the First Quarter:

                                                               Average Fair Value
                                                           --------------------------        Trading
                                                            Assets        Liabilities       Revenues
                                                           --------       -----------       ---------
Futures Contracts:
  Domestic exchanges
     Financial                                             $  --           $    2,329       $(67,658)
     Currencies                                              74,108           --             247,784
     Other                                                   53,237             8,884        (30,940)
  Foreign exchanges
     Financial                                              142,196            21,267       (255,120)
     Other                                                   44,838            16,616         (8,210)
Forward Contracts:
     Currencies                                             390,911           277,015        722,377
                                                           --------       -----------       ---------
                                                           $705,290        $  326,111       $608,233
                                                           --------       -----------       ---------
                                                           --------       -----------       ---------

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series A commenced operations on June 10, 1998 with gross proceeds of $6,039,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) through March 26, 1999 resulted in additional gross proceeds to Series A of $8,548,965. Additional Interests of Series A will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $34,000,000 is sold.

   At March 26, 1999, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

   Since Series A's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series A's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series A's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series A's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series A's trading advisor to abide by various trading limitations and policies. See Note A to the financial statements for a further discussion on the credit and market risks associated with Series A's futures and forward contracts.

   Series A does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests for the First Quarter were $111,400. Redemptions of limited interests for the period from June 10, 1998 (commencement of operations) through March 26, 1999 were $239,552. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   Series A commenced trading operations on June 10, 1998, and as such, no comparative information is available.

   The net asset value per Interest as of March 26, 1999 was $101.65, an increase of 3.40% from the December 31, 1998 net asset value per Interest of $98.31.

   First quarter trading resulted in a flat performance. The currency and grain sectors accumulated profits, while losses were incurred in the financial, index, energy, and metals sectors. During the quarter Series A recognized gains from a strong U.S. dollar. Profits were derived from crossrate positions which were long the U.S. dollar and short Deutsche mark, Swiss franc and Scandinavian currencies. The U.S. dollar benefited from the considerable slow down in European growth and the market sentiment that the European Central Bank will have to smooth the transition to the Euro by cutting rates. U.S. dollar positions against the

Swedish and Norwegian krone benefited further from economic slowdown and confusing government policies in both countries. Series A also benefited from a long U.S. dollar/short Singapore dollar position. Some U.S. dollar crossrate profits were offset by long U.S. dollar/short British pound positions, which were liquidated at losses. Profits recognized in the currency sector were, however, partially offset by losses in the financial sector as global fixed income markets experienced high volatility causing the liquidation of some positions at a loss.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $144,000 during the First Quarter.

   Commissions are calculated on Series A's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were $225,000 during the First Quarter.

   All trading decisions for Series A are made by Eagle Trading Systems, Inc. (the 'Trading Advisor'). Management fees are calculated on Series A's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $58,000 during the First Quarter.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fee was earned during the First Quarter.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of Series A is included in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective April 1999, Eleanor L. Thomas and Joseph A. Filicetti have been elected by the Board of Directors of the Managing Owner as directors. In addition, Mr. Filicetti has also been elected by the Board of Directors as President of the Managing Owner replacing Thomas M. Lane. Mr. Filicetti joined Prudential Securities Incorporated in September 1998 and is the Director of Sales and Marketing for Managed Futures. Ms. Thomas was elected by the Board of Directors of the Managing Owner as Executive Vice President. Ms. Thomas joined Prudential Securities Incorporated in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures.

Item 6. (a) Exhibits--

 3.1
 and
 4.1-- Second Amended and Restated Declaration of Trust and Trust Agreements of
      World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series A's Registration Statement on Form S-1, File No. 333-43033)

 4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series A's Registration Statement on Form S-1, File No. 333-43033)

 4.3-- Form of Exchange Request (incorporated by reference to Exhibit 4.3 to
      Series A's Registration Statement on Form S-1, File No. 333-43033)

 4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series A's Registration Statement on Form S-1, File No. 333-43033)

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 10, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer