Form 10-Q
period 1999-06-25
WORLD MONITOR TRUST SERIES A
filed 1999-08-09
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 25, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-25785

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 25,       December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $16,044,071     $11,008,050
Net unrealized loss on open commodity positions                            (87,498)       (103,243 )
                                                                       -----------     ------------
Net equity                                                              15,956,573      10,904,807
Accrued interest receivable                                                 63,424         --
                                                                       -----------     ------------
Total assets                                                           $16,019,997     $10,904,807
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   765,083     $   --
Commissions payable                                                         91,765          74,604
Management fee payable                                                      24,352          19,457
Incentive fee payable                                                          335         --
                                                                       -----------     ------------
Total liabilities                                                          881,535          94,061
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (154,891.184 and 108,568.155 interests
  outstanding)                                                          14,955,013      10,673,116
General interests (1,900 and 1,400 interests outstanding)                  183,449         137,630
                                                                       -----------     ------------
Total trust capital                                                     15,138,462      10,810,746
                                                                       -----------     ------------
Total liabilities and trust capital                                    $16,019,997     $10,904,807
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general interests ('Interests')        $     96.55     $     98.31
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          For the period from
                                                                                             June 10, 1998
                                          For the period from     For the period from       (commencement of
                                           January 1, 1999 to      March 27, 1999 to         operations) to
                                             June 25, 1999           June 25, 1999           June 26, 1998
--------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $    (28,488)           $    371,410            $    (40,404)
Change in net unrealized gain/loss on
  open commodity positions                          15,745                (992,386)                (23,896)
Interest income                                    326,913                 182,707                  16,515
                                          --------------------    --------------------    --------------------
                                                   314,170                (438,269)                (47,785)
                                          --------------------    --------------------    --------------------
EXPENSES
Commissions                                        527,826                 302,819                  23,279
Management fees                                    136,014                  78,032                   6,002
Incentive fees                                         335                     335               --
                                          --------------------    --------------------    --------------------
                                                   664,175                 381,186                  29,281
                                          --------------------    --------------------    --------------------
Net loss                                      $   (350,005)           $   (819,455)           $    (77,066)
                                          --------------------    --------------------    --------------------
                                          --------------------    --------------------    --------------------
ALLOCATION OF NET LOSS
Limited interests                             $   (345,738)           $   (809,769)           $    (76,231)
                                          --------------------    --------------------    --------------------
                                          --------------------    --------------------    --------------------
General interests                             $     (4,267)           $     (9,686)           $       (835)
                                          --------------------    --------------------    --------------------
                                          --------------------    --------------------    --------------------
NET LOSS PER WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net loss per weighted average limited
  and general interest                        $      (2.50)           $      (5.27)           $      (1.21)
                                          --------------------    --------------------    --------------------
                                          --------------------    --------------------    --------------------
Weighted average number of limited and
  general interests outstanding                    140,159                 155,560                  63,911
                                          --------------------    --------------------    --------------------
                                          --------------------    --------------------    --------------------
--------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            109,968.155     $10,673,116     $137,630      $10,810,746
Contributions                                60,175.953       5,940,072       50,086        5,990,158
Net loss                                        --             (345,738)      (4,267 )       (350,005)
Redemptions                                 (13,352.924)     (1,312,437)       --          (1,312,437)
                                           ------------     -----------     ---------     -----------
Trust capital--June 25, 1999                156,791.184     $14,955,013     $183,449      $15,138,462
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 25, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series A ('Series A') as of June 25, 1999 and the results of its operations for the periods from January 1, 1999 to June 25, 1999 ('Year-To-Date 1999'), March 27, 1999 to June 25, 1999 ('Second Quarter 1999') and June 10, 1998 (commencement of operations) to June 26, 1998 ('Second Quarter 1998'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). Series A does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

   All of the proceeds of the offering of Series A are received in the name of Series A and deposited in trading or cash accounts at PSI, Series A's commodity broker. Series A's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which Series A is permitted to trade. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

   As of June 25, 1999, a non-U.S. affiliate of the Managing Owner owns 101.112 limited interests of Series A.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring Series A and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series A, the Managing Owner and the trading advisor, Series A shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series A will liquidate its positions, and eventually dissolve, if Series A experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series A.

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 25, 1999, such segregated assets totalled $14,479,203. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures and options trading which totalled $2,046,074 at June 25, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 25, 1999, all open futures and forward contracts mature within three months.

   As of June 25, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts for Series A were:

                                          1999            1998
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $ 51,322,739    $ 18,683,310
  Commitments to sell                  188,324,647      16,579,358
Currency Futures Contracts:
  Commitments to purchase                5,868,150         --
  Commitments to sell                    8,173,125         --
Currency Forward Contracts:
  Commitments to purchase               27,689,877         362,056
  Commitments to sell                   24,770,181         --
Other Futures Contracts:
  Commitments to purchase                2,631,152         --
  Commitments to sell                    4,412,064       3,076,903

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

   At June 25, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                      1999                              1998
                                          ----------------------------       --------------------------
                                            Assets         Liabilities        Assets        Liabilities
                                          ----------       -----------       --------       -----------
Futures Contracts:
  Domestic exchanges
     Financial                            $  236,323       $   --            $  --           $  --
     Currencies                               84,521            24,025          --              --
     Other                                    49,563            32,875         31,724            11,760
  Foreign exchanges
     Financial                               333,357            10,782        204,523           --
     Other                                    --               154,876         34,326           --
Forward Contracts:
     Currencies                              539,420         1,108,124          --              362,056
                                          ----------       -----------       --------       -----------
                                          $1,243,184       $ 1,330,682       $270,573        $  373,816
                                          ----------       -----------       --------       -----------
                                          ----------       -----------       --------       -----------

   The following table presents the average fair value of futures and forward contracts for the periods detailed below:

                                 Year-To-Date 1999             Second Quarter 1999           Second Quarter 1998
                             --------------------------     --------------------------     ------------------------
                               Assets       Liabilities       Assets       Liabilities      Assets      Liabilities
                             ----------     -----------     ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial               $   43,592     $     9,441     $   76,287     $    14,585     $  --         $  --
     Currencies                 214,566           6,089        346,683          10,656          692           5,871
     Other                       50,206          10,344         44,272           9,219        --              2,216
  Foreign exchanges
     Financial                  174,993          23,428        171,729          19,732        --            --
     Other                       31,396          67,282         10,105         117,743        --            --
Forward Contracts:
     Currencies                 600,801         415,161        886,740         495,171       10,762           2,095
                             ----------     -----------     ----------     -----------     --------     -----------
                             $1,115,554     $   531,745     $1,535,816     $   667,106     $ 11,454      $   10,182
                             ----------     -----------     ----------     -----------     --------     -----------
                             ----------     -----------     ----------     -----------     --------     -----------

   The following table presents the trading revenues of futures and forward contracts for the periods detailed below:

                               Year-To-Date     Second Quarter     Second Quarter
                                   1999              1999               1998
                               ------------     --------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial                  $   12,132        $   79,790          $--
     Currencies                    439,048           191,264           (17,612)
     Other                         (89,872)          (58,932)          (40,404)
  Foreign exchanges
     Financial                    (182,105)           73,015           --
     Other                        (216,789)         (208,579)          --
Forward Contracts:
     Currencies                     24,843          (697,534)           (6,284)
                               ------------     --------------     --------------
                                $  (12,743)       $ (620,976)         $(64,300)
                               ------------     --------------     --------------
                               ------------     --------------     --------------

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series A commenced operations on June 10, 1998 with gross proceeds of $6,039,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) through June 25, 1999 resulted in additional gross proceeds to Series A of $11,061,737. Additional Interests of Series A will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $34,000,000 is sold.

   At June 25, 1999, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

   Since Series A's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series A's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series A's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series A's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series A and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series A's futures, forward and options contracts.

   Series A does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests for the Second Quarter 1999 were $1,210,037. Redemptions of limited interests for the period from June 10, 1998 (commencement of operations) through June 25, 1999 were $1,440,589. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   Series A commenced trading operations on June 10, 1998, and as such, no comparative information is available.

   The net asset value per Interest as of June 25, 1999 was $96.55, a decrease of 1.79% from the December 31, 1998 net asset value per Interest of $98.31.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European, which were also spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S. Federal Reserve's tightening of monetary policy and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Performance of Series A

   Series A incurred losses in the metal sector due to short positions in silver, copper, and aluminum. Base metals rallied sharply following announcements that two major companies would significantly cut copper output. If carried out, the estimated production cuts would almost eliminate the estimated global copper supply surplus. Silver experienced extreme volatility throughout the second quarter, and failed to recognize a trend. Additionally, aluminum rallied in the beginning of April. However, this bullish market gave back almost 50% of its March-April profits during the first week in May.

   In the index sector, trading in the London Stock Market index resulted in losses. Global stock markets rallied throughout the quarter supported by strengthening economies around the world. Consequently, Series A's short positions recorded losses.

   The currency sector experienced losses for Series A led by positions in the Singapore dollar, Japanese yen, and Australian dollar. The Singapore dollar experienced increased volatility throughout the quarter, failing to materialize a trend. In Japan, as the economy strengthened, officials feared a premature strengthening of the yen may inhibit growth, thus causing the Bank of Japan to intervene by selling yen. Influenced by Asia's economic recovery, the Australian dollar began to strengthen; however, as gold prices fell to a record low, commodity based currencies such as the Australian dollar tumbled as well.

   Profits were recorded in the energy sector, mitigating Series A losses. Upward price movement across oil complex futures contracts was supported by OPEC production cutbacks and low quarterly inventories for gas and oil products.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $327,000, $183,000 and $17,000 for Year-To-Date 1999, Second Quarter 1999 and Second Quarter 1998, respectively.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were $528,000, $303,000 and $23,000 for Year-To-Date 1999, Second Quarter 1999 and Second Quarter 1998, respectively.

   All trading decisions for Series A are made by Eagle Trading Systems, Inc. (the 'Trading Advisor'). Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $136,000, $78,000 and $6,000 for Year-To-Date 1999, Second Quarter 1999 and Second Quarter 1998, respectively.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series A, the Managing Owner and the Trading Advisor. Incentive fees were $300 in Year-To-Date 1999 and Second Quarter 1999. No incentive fees were earned in Second Quarter 1998.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). Series A does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of Series A is included in Series A's Annual Report.

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 9, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer