Form 10-Q
period 1999-09-24
WORLD MONITOR TRUST SERIES A
filed 1999-11-08
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 24, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 24,     December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $16,276,904      $11,008,050
Net unrealized loss on open commodity positions                           (424,637)        (103,243 )
                                                                      -------------     ------------
Net equity                                                              15,852,267       10,904,807
Accrued interest receivable                                                 49,461          --
                                                                      -------------     ------------
Total assets                                                           $15,901,728      $10,904,807
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    92,182      $    74,604
Management fee payable                                                      24,050           19,457
Redemptions payable                                                         16,903          --
                                                                      -------------     ------------
Total liabilities                                                          133,135           94,061
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (171,428.284 and 108,568.155 interests
  outstanding)                                                          15,568,788       10,673,116
General interests (2,200 and 1,400 interests outstanding)                  199,805          137,630
                                                                      -------------     ------------
Total trust capital                                                     15,768,593       10,810,746
                                                                      -------------     ------------
Total liabilities and trust capital                                    $15,901,728      $10,904,807
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interests ('Interests')        $     90.82      $     98.31
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           For the period from
                                                              June 10, 1998                                For the period from
                                   For the period from      (commencement of       For the period from        June 27, 1998
                                   January 1, 1999 to        operations) to         June 26, 1999 to               to
                                   September 24, 1999      September 25, 1998      September 24, 1999      September 25, 1998
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $  (491,737)             $ 334,066               $(463,249)              $ 374,470
Change in net unrealized
  gain/loss on open commodity
  positions                               (321,394)                45,224                (337,139)                 69,120
Interest income                            530,649                133,111                 203,736                 116,596
                                  ---------------------       -----------             -----------             -----------
                                          (282,482)               512,401                (596,652)                560,186
                                  ---------------------       -----------             -----------             -----------
EXPENSES
Commissions                                832,632                178,944                 304,806                 155,665
Management fees                            214,558                 46,131                  78,544                  40,129
Incentive fees                                 385                 36,064                      50                  36,064
                                  ---------------------       -----------             -----------             -----------
                                         1,047,575                261,139                 383,400                 231,858
                                  ---------------------       -----------             -----------             -----------
Net income (loss)                      $(1,330,057)             $ 251,262               $(980,052)              $ 328,328
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                      $(1,314,916)             $ 248,210               $(969,178)              $ 324,441
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------
General interests                      $   (15,141)             $   3,052               $ (10,874)              $   3,887
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                             $     (8.88)             $    3.21               $   (5.80)              $    4.07
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------
Weighted average number of
  limited and general interests
  outstanding                              149,811                 78,193                 169,117                  80,736
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------

------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            109,968.155     $10,673,116     $137,630      $10,810,746
Contributions                                91,717.495       8,858,374       77,316        8,935,690
Net loss                                        --           (1,314,916)     (15,141 )     (1,330,057)
Redemptions                                 (28,057.366)     (2,647,786)       --          (2,647,786)
                                           ------------     -----------     ---------     -----------
Trust capital--September 24, 1999           173,628.284     $15,568,788     $199,805      $15,768,593
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 24, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series A ('Series A') as of September 24, 1999 and the results of its operations for the periods from January 1, 1999 to September 24, 1999 ('Year-To-Date 1999'), June 10, 1998 (commencement of operations) to September 25, 1998 ('Year-To-Date 1998'), June 26, 1999 to September 24, 1999 ('Third Quarter 1999') and June 27, 1998 to September 25, 1998 ('Third Quarter 1998'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   As of September 24, 1999, a non-U.S. affiliate of the Managing Owner owns
101.112 limited interests of Series A.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 24, 1999, such segregated assets totalled $14,740,754. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures and options trading which totalled $2,098,324 at September 24, 1999. There are no segregation requirements for assets related to forward trading.

   As of September 24, 1999, all open futures and forward contracts mature within three months.

   As of September 24, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts for Series A were:

                                         1999           1998
                                      -----------    -----------
Financial Futures Contracts:
  Commitments to purchase             $85,939,540    $18,683,310
  Commitments to sell                   3,529,157     16,579,358
Currency Futures Contracts:
  Commitments to purchase              12,742,417        --
Currency Forward Contracts:
  Commitments to purchase              24,359,015        362,056
  Commitments to sell                  17,298,175        --
Other Futures Contracts:
  Commitments to purchase               5,483,077        --
  Commitments to sell                   1,549,800      3,076,903

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

   At September 24, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                      1999                              1998
                                          ----------------------------       --------------------------
                                            Assets         Liabilities        Assets        Liabilities
                                          ----------       -----------       --------       -----------
Futures Contracts:
  Domestic exchanges
     Financial                            $   14,734       $    79,490       $  --           $  --
     Currencies                              339,626            12,930          --              --
     Other                                   439,298            69,000         31,724            11,760
  Foreign exchanges
     Financial                               106,910           151,628        204,523           --
     Other                                    --                25,346         34,326           --
Forward Contracts:
     Currencies                              274,883         1,261,694          --              362,056
                                          ----------       -----------       --------       -----------
                                          $1,175,451       $ 1,600,088       $270,573        $  373,816
                                          ----------       -----------       --------       -----------
                                          ----------       -----------       --------       -----------

   The following table presents the average fair value of futures and forward contracts for the periods detailed below:

                                                                                                                          Third
                                                                                                                         Quarter
                                  Year-To-Date 1999             Year-To-Date 1998             Third Quarter 1999           1998
                              --------------------------     ------------------------     --------------------------     --------
                                Assets       Liabilities      Assets      Liabilities       Assets       Liabilities      Assets
                              ----------     -----------     --------     -----------     ----------     -----------     --------
Futures Contracts:
  Domestic exchanges
    Financial                 $   59,430      $   19,865     $  --         $  --          $  131,369     $    33,141     $  --
    Currencies                   229,498          14,743       16,425           3,953        219,386          32,208       15,269
    Other                        115,339          15,604       58,832           5,978        212,878          29,127       55,155
  Foreign exchanges
    Financial                    184,792          41,297      198,631           5,076        239,081          64,939      186,217
    Other                         31,927          62,383        --            112,796         24,874          76,935        --
Forward Contracts:
    Currencies                   520,377         781,512      332,216         377,625        384,395       1,504,281      309,435
                              ----------     -----------     --------     -----------     ----------     -----------     --------
                              $1,141,363      $  935,404     $606,104      $  505,428     $1,211,983     $ 1,740,631     $566,076
                              ----------     -----------     --------     -----------     ----------     -----------     --------
                              ----------     -----------     --------     -----------     ----------     -----------     --------
                            Liabilities
                            -----------
Futures Contracts:
  Domestic exchanges
    Financial                $  --
    Currencies                    7,008
    Other                         5,189
  Foreign exchanges
    Financial                     4,759
    Other                       105,746
Forward Contracts:
    Currencies                  355,202
                            -----------
                             $  477,904
                            -----------
                            -----------

   The following table presents the trading revenues of futures and forward contracts for the periods detailed below:

                               Year-To-Date      Year-To-Date      Third Quarter      Third Quarter
                                   1999              1998               1999               1998
                               ------------     --------------     --------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial                 $   (427,638)      $  (44,325)       $   (439,770)       $  (44,325)
     Currencies                     802,053          (74,411)            363,005           (56,799)
     Other                          584,536            9,961             674,408            50,365
  Foreign exchanges
     Financial                     (276,297)         614,902             (94,192)          614,902
     Other                          (94,723)        (195,928)            122,066          (195,928)
Forward Contracts:
     Currencies                  (1,401,062)          69,091          (1,425,905)           75,375
                               ------------     --------------     --------------     --------------
                               $   (813,131)      $  379,290        $   (800,388)       $  443,590
                               ------------     --------------     --------------     --------------
                               ------------     --------------     --------------     --------------

D. Subsequent Event

   As of November 8, 1999, $33,829,000 of Series A Interests were sold. Therefore, only $171,000 of additional Interests will be offered before the subscription maximum of $34,000,000 are sold.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series A commenced operations on June 10, 1998 with gross proceeds of $6,039,177 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) through September 24, 1999 resulted in additional gross proceeds to Series A of $14,007,269. As of November 8, 1999, $33,829,000 of Series A Interests were sold. Therefore, only $171,000 of additional Interests will be offered before the subscription maximum of $34,000,000 are sold.

   At September 24, 1999, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

   Redemptions of limited interests for the Third Quarter 1999 were $1,335,349. Redemptions of limited interests for the period from June 10, 1998 (commencement of operations) through September 24, 1999 were $2,775,938. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of September 24, 1999 was $90.82, a decrease of 7.62% from the December 31, 1998 net asset value per Interest of $98.31, and a decrease of 5.93% from the June 25, 1999 net asset value per Interest of $96.55.

Quarterly Market Overview

   During the quarter, global financial markets experienced heavy volatility. In July, U.S. Federal Reserve policy gave markets a boost. However, record trade deficits, higher employment costs, fears of inflation and higher interest rates in the U.S. quickly caused a reversal in U.S. stock and bond markets. Global stock and bond markets followed U.S. markets demonstrating increased volatility. The U.S. dollar also experienced fluctuations throughout the quarter as signs of a stronger U.S. economy versus the European community supported the dollar's rise to new highs against most major currencies. However, later in the quarter as a record trade gap and stronger than expected European economic data were reported, the U.S. dollar came under pressure and continued to fall against most major currencies and to record lows against the Japanese yen. In the commodities markets, energy prices rose as OPEC members agreed to maintain cuts in oil output. The metal sector experienced extreme movement as gold prices rose to a two-year high following reports that 15 European Central banks would limit sales and retain higher gold reserves.

Quarterly Performance of Series A

   Currency sector trading incurred losses from British pound, Swiss franc, Australian dollar, and Canadian dollar positions. In Europe, despite sluggish German exports and a rapidly expanding money supply, a strong economy made possible a rate hike by the European Central Bank. Additionally, the Bank of England shocked markets with a 25 basis point rate hike. The Swiss franc bottomed out early in the quarter after trading passed an eight-year low against the U.S. dollar. Commodity based currencies such as the Australian and Canadian dollars, experienced losses against the U.S. dollar as the price of gold and other precious metals surged during September.

   Trading in the index sector resulted in losses due to long positions in the S&P 500 and Nikkei Dow (Japan). The U.S. stock market fell in anticipation of an August interest rate hike. Global stock markets followed the U.S. market's lead. Pressure to raise rates throughout the world repressed global stock and bond prices throughout the remainder of the quarter. In Japan, the Nikkei Dow moved sideways and a bit downward though not demonstrating a bear trend, closing lower by the end of the quarter.

   Series A experienced losses from trading in the financial sector due to weakness in the global bond markets. Pressure throughout Europe and the U.S. to raise rates continued to repress bond prices. Global interest rate markets followed the U.S. lead as rates moved higher. On August 24th, the Federal Open Market Committee decided to increase the U.S. federal funds rate by 25 basis points. Positions in the U.S. Treasury bond and British 3-month bond incurred losses.

   Losses were incurred in the metal sector due to gold and silver positions. The European Central bank's decision to limit both gold sales and lending triggered strong movement in the gold market. Gold prices rose to two-year highs over a 10-day period, causing short positions to incur losses for the Trust. Silver prices moved in conjunction with gold as prices rallied towards quarter end.

   The Trust captured gains in the energy sector from long positions in light crude and heating oil. OPEC's production cuts continued to prove effective for oil markets. Expectations that current output levels could be maintained for the foreseeable future also contributed to the bullish sentiment.

   Profits in the grain sector were derived from short soybean positions. Soybean oil prices fell as drought-related supply concerns were alleviated and the market began to focus on weak domestic demand towards quarter end.

   Series A commenced trading operations on June 10, 1998, and as such, full year-to-date comparative information is not meaningful for 1998. Increases in interest income, commissions and management fees during Third Quarter 1999 as compared to Third Quarter 1998 are primarily due to the effect of contributions received during 1998 and 1999 on Series A's net asset values. These increases were partially offset by the effect of the poor trading performance during 1999.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $531,000 and $133,000 for Year-To-Date 1999 and Year-To-Date 1998, respectively. Interest income increased $87,000 during Third Quarter 1999 as compared to Third Quarter 1998 due to the reasons discussed above, partially offset by lower interest rates in 1999.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were $833,000 and $179,000 for Year-To-Date 1999 and Year-To-Date 1998, respectively. Commissions increased $149,000 during Third Quarter 1999 as compared to Third Quarter 1998 due to the reasons discussed above.

   All trading decisions for Series A are made by Eagle Trading Systems, Inc. (the 'Trading Advisor'). Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $215,000 and $46,000 for Year-To-Date 1999 and Year-To-Date 1998, respectively. Management fees increased $38,000 during Third Quarter 1999 as compared to Third Quarter 1998 due to the reasons discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series A, the Managing Owner and the Trading Advisor. Incentive fees were negligble in Year-To-Date 1999. Incentive fees of $37,000 were earned in the Third Quarter 1998.

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 8, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer