Form 10-K
period 1999-12-31
WORLD MONITOR TRUST SERIES A
filed 2000-03-30
CIK 1051822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

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

   Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of March 17, 1998, included as part of the Registration Statement on Form S-1 (File No. 333-43033) filed with the Securities and Exchange Commission on March 23, 1998, pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Interest holders for the year ended December 31, 1999 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 11 and 12.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     8
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     8

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     8
Item 11    Executive Compensation...........................................................    10
Item 12    Security Ownership of Certain Beneficial Owners and Management...................    10
Item 13    Certain Relationships and Related Transactions...................................    10

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    11
           Financial Statements and Financial Statement Schedules...........................    11
           Exhibits.........................................................................    11
           Reports on Form 8-K..............................................................    12

SIGNATURES..................................................................................    13

                                     PART I

Item 1. Business

General

   World Monitor Trust (the 'Trust') is a business trust organized under the laws of Delaware on December 17, 1997. The Trust commenced trading operations on June 10, 1998 and will terminate on December 31, 2047 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the 'Trust Agreement'). The Trust consists of three separate and distinct series ('Series'): Series A, B and C. The assets of each Series are segregated from the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Trust's fiscal year for book and tax purposes ends on December 31.

The Offering

   Beneficial interests in each Series ('Interests') are being offered once each week until each Series' subscription maximum has been issued either through sale or exchange. On June 10, 1998, a sufficient number of subscriptions for each Series had been received and accepted by the managing owner to permit each Series to commence trading. Series A (the 'Registrant') completed its initial offering with gross proceeds of $6,039,177 from the sale of 59,631.775 limited interests and 760 of general interests.

   Series A was offered until it achieved its subscription maximum of $34,000,000 during November 1999. Interests in Series B and Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 for each Series is sold ('Continuous Offering Period').

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not available.

Managing Owner and its Affiliates

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

The Trading Advisor

   Each Series has its own professional commodity trading advisor that makes that Series' trading decisions. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to its trading advisor. The Managing Owner, on behalf of the Registrant, initially entered into an advisory agreement (the 'Initial Advisory Agreement') with Eagle Trading Systems, Inc. ('Trading Advisor') to make the trading decisions for the Registrant utilizing both the Eagle-Global System and the Eagle-FX System.

   Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by the Trading Advisor to trade the Registrant's assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate the Initial Advisory Agreement and enter into a new advisory agreement (the 'New Advisory Agreement') effective March 21, 2000. Pursuant to the New Advisory Agreement, the Trading Advisor will be paid a weekly management fee at an annual rate of 1% of the Registrant's net asset value until the net asset value per Interest is at least $80 for a period of at least 10 consecutive business days, at which time the weekly management fee will be increased to an annual rate of 2% (i.e. the rate pursuant to the Initial Advisory Agreement). Additionally, although the term of the New

Advisory Agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the Initial Advisory Agreement before an incentive fee is paid. The New Advisory Agreement may be terminated at the discretion of the Managing Owner.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

   The Registrant was an open-end fund which solicited the sale of Interests on a weekly basis until its subscription maximum was reached. As such, the Registrant no longer competes with other entities to attract new participants. However, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's annual report to limited owners for the year ended December 31, 1999 ('Registrant's 1999 Annual Report') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests is incorporated by reference to Note A to the Registrant's 1999 Annual Report, which is filed as an exhibit hereto.

   A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Interests may be redeemed on a weekly basis, but are subject to a redemption fee if effected within one year of the effective date of purchase. Additionally, Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Exchanges and redemptions are calculated based on the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 21, 2000, there were 1,624 holders of record owning 301,788.137 Interests which includes 3,081 General Interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

                                                           Year ended      Period from June 10, 1998
                                                          December 31,    (commencement of operations)
                                                              1999            to December 31, 1998
                                                          ------------    ----------------------------
Total revenues (including interest)                       $(3,514,892 )           $    343,726
                                                          ------------        ----------------
                                                          ------------        ----------------
Net loss                                                  $(5,211,460 )           $   (171,858)
                                                          ------------        ----------------
                                                          ------------        ----------------
Net loss per weighted average Interest                    $    (27.31 )           $      (1.96)
                                                          ------------        ----------------
                                                          ------------        ----------------
Total assets                                              $27,511,754             $ 11,266,863
                                                          ------------        ----------------
                                                          ------------        ----------------
Net asset value per Interest                              $     77.25             $      98.31
                                                          ------------        ----------------
                                                          ------------        ----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 12 through 14 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction

   Past Results Not Necessarily Indicative of Future Performance

   The Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of the Registrant's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Registrant's main line of business.

   Market movements result in frequent changes in the fair market value of the Registrant's open positions and, consequently, in its earnings and cash flow. The Registrant's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Registrant's open positions and the liquidity of the markets in which it trades.

   The Registrant rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular futures market scenario will affect performance, and the Registrant's past performance is not necessarily indicative of future results.

   Value at Risk is a measure of the maximum amount which the Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Registrant's speculative trading and the recurrence in the markets traded by the Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Registrant's experience to date (i.e., 'risk of ruin'). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Registrant's losses in any market sector will be limited to Value at Risk or by the Registrant's attempts to manage its market risk.

   Standard of Materiality

   Materiality as used in this section, 'Quantitative and Qualitative Disclosures About Market Risk,' is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Registrant's market sensitive instruments.

Quantifying the Registrant's Trading Value at Risk

   Quantitative Forward-Looking Statements

   The following quantitative disclosures regarding the Registrant's market risk exposures contain 'forward-looking statements' within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).

   The Registrant's risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of Value at Risk. Due to the Registrant's mark-to-market accounting, any loss in the fair value of the Registrant's open positions is directly reflected in the Registrant's earnings (realized or unrealized) and cash flow (whereby profits and losses on open positions of exchange-traded contracts are settled daily through variation margin).

   Exchange maintenance margin requirements have been used by the Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

   In quantifying the Registrant's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Registrant's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Registrant's Trading Value at Risk in Different Market Sectors

   The following table indicates the trading Value at Risk associated with the Registrant's open positions by market sector at December 31, 1999. All open position trading risk exposures of the Registrant have been included in calculating the figures set forth below. At December 31, 1999, the Registrant's total capitalization was approximately $25.0 million.

                                                    Value at       % of Total
                             Market Sector            Risk       Capitalization
                        ------------------------   ----------    --------------
                        Interest Rates             $  658,154         2.63%
                        Stock Indices                 490,048         1.96
                        Commodities                   238,700          .96
                        Currencies                      8,943          .04
                                                   ----------        -----
                             Total                 $1,395,845         5.59%
                                                   ----------        -----
                                                   ----------        -----

Material Limitations on Value at Risk as an Assessment of Market Risk

   The face value of the market sector instruments held by the Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the contract face value), as well as, many times the total capitalization of the Registrant. The magnitude of the Registrant's open positions creates a 'risk of ruin' not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Registrant, give no indication of this 'risk of ruin.'

Non-Trading Risk

   The Registrant is subject to non-trading market risk on foreign cash balances not needed for margin. However, as of December 31, 1999, the Registrant had no foreign cash balances.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

   The following qualitative disclosures regarding the Registrant's market risk exposures--except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures--constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Registrant's primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Registrant's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Registrant.

   The primary trading risk exposures of the Registrant at December 31, 1999, by market sector, were:

   Interest Rates. Interest rate movements directly affect the price of sovereign bond positions held by the Registrant and indirectly affect the value of its stock index positions. Interest rate movements in one country, as well as, relative interest rate movements between countries may materially impact the Registrant's profitability. The Registrant's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Registrant in the foreseeable future. The changes in interest rates which have the most effect on the Registrant are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Registrant are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Registrant were the medium- to long-term rates to remain steady.

   Stock Indices. The Registrant's equity exposure is due to equity price risk in various indices including the S&P 500 (U.S.), FTSE 100 (Britain), and the DAX (Germany). The stock index futures traded by the Registrant are, by law, limited to futures on broadly based indices.

   Commodities. The Trading Advisor of the Registrant trades a variety of precious and base metals and grain contracts. At year-end, the Registrant's commodities exposure is in copper, silver and aluminum within the base metals market and in corn and wheat in the grain sector.

   Currencies. The currency sector Value at Risk exclusively represents foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Registrant in expressing Value at Risk in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

   The means by which the Managing Owner and the Trading Advisor, severally, attempt to manage the risk of the Registrant's open positions is essentially the same in all market categories traded.

   The Trading Advisor attempts to minimize market risk exposure by applying its own risk management trading policies. In general, the Trading Advisor's portfolio is diversified, consisting of a wide variety of contracts traded in both domestic and foreign markets. Additionally, stop or limit orders may, at the Trading Advisor's discretion, be given with respect to initiating or liquidating positions in order to seek to limit losses or secure profits.

   The Managing Owner attempts to minimize market risks by requiring the Registrant and its Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Registrant, the Managing Owner and Trading Advisor, the Registrant shall automatically terminate the Trading Advisor if the net asset value allocated to the Trading Advisor declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in the net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interests of the Registrant.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

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

   The Managing Owner's directors and executive officers and any person holding more than ten percent of the Registrant's Interests ('Ten Percent Owners') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis (other than Alan J. Brody who did not file Form 4 in a timely manner upon becoming a beneficial owner but subsequently filed and is now current in all filings). In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

      Name                                      Position
Joseph A. Filicetti             President and Director
Eleanor L. Thomas               Executive Vice President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
Alan J. Brody                   Director
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   JOSEPH A. FILICETTI, age 37, is the President and a Director of Prudential Securities Futures Management Inc. He had been a Vice President of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. from October 1998 to March 1999. In April 1999, Mr. Filicetti was named to his current positions at Prudential Securities Futures Management Inc. and became an Executive Vice President and a Director of Seaport Futures Management, Inc. Mr. Filicetti is also a Vice President of PSI and the Director of Sales and Marketing for its managed futures department. Prior to joining PSI, Mr. Filicetti was with Rotella Capital Management as Director of Sales and Marketing from September 1996 through September 1998, and was with Merrill Lynch as a market maker trading bonds from July 1992 to August 1996.

   ELEANOR L. THOMAS, age 45, is the Executive Vice President and a Director of Prudential Securities Futures Management Inc. and is the President and a Director of Seaport Futures Management, Inc. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures department within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 51, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 36, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   ALAN J. BRODY, age 48 is a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Mr. Brody has been a Senior Vice President and Director of International Sales and Marketing for PSI since 1996. Based in London, Mr. Brody is currently responsible for the marketing and sales of all PSI products and services to international clientele throughout the firm's global branch system. Additionally, Mr. Brody has overall responsibility for the managed futures department within PSI. Prior to joining PSI, Mr. Brody was an Executive Director and Senior Vice President with Lehman Brothers' Financial Services Division in London and President of Lehman Brothers' Futures Asset Management Corp. from 1990 to 1996. Prior to joining Lehman Brothers, Mr. Brody served as President and Chief Executive Officer of Commodity Exchange Inc. from 1980 to 1989. Earlier in his career, Mr Brody was associated with the law firm of Baer, Marks and Upham from 1977 to 1980.

  A. LAURENCE NORTON, JR., age 61, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the International and Futures Divisions of PSI. He is also a Director of Seaport Futures Management, Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

  GUY S. SCARPACI, age 53, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

  TAMARA B. WRIGHT, age 41, is a Director and Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Director and Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

  Effective April 1999, Eleanor L. Thomas and Joseph A. Filicetti were elected as Directors of both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. In addition, Mr. Filicetti was elected as President of Prudential Securities Futures Management Inc. replacing Thomas M. Lane, Jr. and

Ms. Thomas was elected as the Executive Vice President of Prudential Securities Futures Management Inc. Additionally, Alan J. Brody was elected as a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. during May 1999.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2000, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 21, 2000, the following director is the only director or executive officer of the Managing Owner who owns directly or beneficially any of the Interests issued by the Registrant.

      Title                        Name of                     Amount and Nature of         Percent of
     of Class                 Beneficial Owner                 Beneficial Ownership           Class
------------------    ---------------------------------    -----------------------------    ----------
Limited interests     Alan J. Brody                            249.687 limited interests          .08%

   As of March 21, 2000, the following owner of limited interests beneficially owns more than five percent (5%) of the limited interests issued by the
Registrant:

      Title                  Name and Address of               Amount and Nature of         Percent of
     of Class                 Beneficial Owner                 Beneficial Ownership           Class
------------------    ---------------------------------    -----------------------------    ----------
Limited interests     Massachusetts Bay Transportation      17,666.712 limited interests            6%
                      Authority Retirement Fund
                      99 Summer Street, 17th Floor
                      Boston, MA 02110-1200

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, except for the purchase of limited interests by one of the directors which did not exceed $60,000, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1999 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                              Page
                                                                                             Number
                                                                                          ------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1999 Annual Report which is filed as an exhibit hereto

               Report of Independent Accountants                                               2

               Financial Statements:

               Statements of Financial Condition--December 31, 1999 and 1998                   3

               Statement of Operations--Year ended December 31, 1999 and for the period
               from June 10, 1998 (commencement of operations) to December 31, 1998            4

               Statement of Changes in Trust Capital--Two years ended December 31, 1999        4

               Notes to Financial Statements                                                   5

          2.   Financial Statement Schedules

               All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          3.   Exhibits

               Description:

         3.1   Second Amended and Restated Declaration of Trust and Trust Agreement of
         and   World Monitor Trust dated as of March 17, 1998 (incorporated by
         4.1   reference to Exhibits 3.1 and 4.1 to the Registrant's Registration
               Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

         4.2   Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No.
               333-43033 dated as of March 23, 1998)

         4.3   Form of Exchange Request (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 333-43033
               dated as of March 23, 1998)

         4.4   Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, File No.
               333-43033 dated as of March 23, 1998)

        10.1   Form of Escrow Agreement among the Trust, Prudential Securities Futures
               Management Inc., Prudential Securities Incorporated and The Bank of New
               York (incorporated by reference to Exhibit 10.1 to the Registrant's
               Registration Statement on Form S-1, File No. 333-43033 dated as of March
               23, 1998)

        10.2   Form of Brokerage Agreement among the Trust and Prudential Securities
               Incorporated (incorporated by reference to Exhibit 10.2 to the
               Registrant's Registration Statement on Form S-1, File No. 333-43033
               dated as of March 23, 1998)

                                       11

        10.3   Form of Advisory Agreement among the Registrant, Prudential Securities
               Futures Management Inc., and the Trading Advisor (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on
               Form S-1, File No. 333-43033 dated as of March 23, 1998)

        10.4   Form of Representation Agreement Concerning the Registration Statement
               and the Prospectus among the Trust, Prudential Securities Futures
               Management Inc., Prudential Securities Incorporated, Wilmington Trust
               Company and the Trading Advisor (incorporated by reference to Exhibit
               10.4 to the Registrant's Registration Statement on Form S-1, File No.
               333-43033 dated as of March 23, 1998)

        10.5   Form of Net Worth Agreement between Prudential Securities Futures
               Management Inc. and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on
               Form S-1, File No. 333-43033 dated as of March 23, 1998)

        10.6   Form of Foreign Currency Addendum to Brokerage Agreement between the
               Trust and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q, File
               No. 333-43033, for the quarter ended March 31, 1998)

        10.7   Form of Advisory Agreement among the Registrant, Prudential Securities
               Futures Management Inc., and the Trading Advisor dated March 21, 2000
               (filed herewith)

        13.1   Registrant's 1999 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
               Report on Form 10-K, no other information or data appearing in the
               Registrant's 1999 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

World Monitor Trust--Series A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 30, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Joseph A. Filicetti                   Date: March 30, 2000
    -----------------------------------------
    Joseph A. Filicetti
    President and Director

    By: /s/ Eleanor L. Thomas                     Date: March 30, 2000
    -----------------------------------------
    Eleanor L. Thomas
    Executive Vice President and Director

    By: /s/ Barbara J. Brooks                     Date: March 30, 2000
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 30, 2000
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By: /s/ Alan J. Brody                         Date: March 30, 2000
    -----------------------------------------
    Alan J. Brody
    Director

    By:                                           Date:
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 30, 2000
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director