Form 10-Q
period 2000-03-31
WORLD MONITOR TRUST SERIES A
filed 2000-05-12
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          2000             1999
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $20,667,971     $26,587,416
Net unrealized gain (loss) on open futures contracts                      (329,813)        924,338
Accrued interest receivable                                                  2,785              --
                                                                       -----------     ------------
Total assets                                                           $20,340,943     $27,511,754
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $   153,696     $   185,065
Management fees payable                                                     34,634          48,596
Redemptions payable                                                         33,444          83,436
Net unrealized loss on open forward contracts                                   --       2,211,068
                                                                       -----------     ------------
Total liabilities                                                          221,774       2,528,165
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (297,002.240 and 320,147.380 interests
  outstanding)                                                          19,917,599      24,729,908
General interests (3,006.000 and 3,284.000 interests outstanding)          201,570         253,681
                                                                       -----------     ------------
Total trust capital                                                     20,119,169      24,983,589
                                                                       -----------     ------------
Total liabilities and trust capital                                    $20,340,943     $27,511,754
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $     67.06     $     77.25
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              For the period from    For the period from
                                                                January 1, 2000        January 1, 1999
                                                                      to                     to
                                                                March 31, 2000         March 26, 1999
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                       $(3,908,617)           $  (399,898)
Change in net unrealized gain/loss on open commodity
  positions                                                           956,917              1,008,131
Interest income                                                       341,919                144,206
                                                              -------------------    -------------------
                                                                   (2,609,781)               752,439
                                                              -------------------    -------------------

EXPENSES
Commissions                                                           438,825                225,007
Management fees                                                       106,905                 57,982
                                                              -------------------    -------------------
                                                                      545,730                282,989
                                                              -------------------    -------------------
Net income (loss)                                                 $(3,155,511)           $   469,450
                                                              -------------------    -------------------
                                                              -------------------    -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                 $(3,123,692)           $   464,031
                                                              -------------------    -------------------
                                                              -------------------    -------------------
General interests                                                 $   (31,819)           $     5,419
                                                              -------------------    -------------------
                                                              -------------------    -------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted average limited and general
  interest                                                        $    (10.11)           $      3.76
                                                              -------------------    -------------------
                                                              -------------------    -------------------
Weighted average number of limited and general interests
  outstanding                                                         311,991                124,757
                                                              -------------------    -------------------
                                                              -------------------    -------------------
--------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            323,431.380     $24,729,908     $253,681      $24,983,589
Net loss                                             --      (3,123,692)     (31,819 )     (3,155,511)
Redemptions                                 (23,423.140)     (1,688,617)     (20,292 )     (1,708,909)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 2000               300,008.240     $19,917,599     $201,570      $20,119,169
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series A ('Series A') as of March 31, 2000 and the results of its operations for the period from January 1, 2000 through March 31, 2000 (the 'First Quarter 2000') and January 1, 1999 to March 26, 1999 ('First Quarter 1999'). However, the operating results for the interim period may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series A's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the 'Annual Report').

   Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by Eagle Trading Systems, Inc. (the 'Trading Advisor') to trade Series A's assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate their initial advisory agreement (the 'Initial Advisory Agreement') and enter into a new advisory agreement (the 'New Advisory Agreement') effective March 21, 2000.

   Pursuant to the New Advisory Agreement, the Trading Advisor is paid a weekly management fee at an annual rate of 1% of Series A's net asset value until the net asset value per Interest is at least $80 for a period of 10 consecutive business days, at which time the weekly management fee will be increased to an annual rate of 2% (i.e. the rate pursuant to the Initial Advisory Agreement). Additionally, although the term of the New Advisory Agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the Initial Advisory Agreement before an incentive fee is paid. Furthermore, the New Advisory Agreement resets the net asset value for purposes of its termination provisions. The New Advisory Agreement may be terminated at the discretion of the Managing Owner.

B. Related Parties

   The Managing Owner of Series A is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for Series A which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to Series A's routine operational, administrative, legal and auditing costs.

   The costs charged to Series A for brokerage services for First Quarter 2000 and First Quarter 1999 were $439,000 and $225,000, respectively.

   Series A's assets are maintained either in trading or cash accounts with PSI or, for margin purposes, with the various exchanges on which Series A is permitted to trade. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

   As of March 31, 2000, a non-U.S. affiliate of the Managing Owner owns 101.112 limited interests of Series A. Additionally, a director of the Managing Owner owns 249.687 limited interests of Series A.

C. Derivative Instruments and Associated Risks

   Series A's investment activities expose it to various types of risk which are associated with the derivative instruments and related markets in which it invests. The following disclosure focuses primarily on Series A's risks due to changes in the value of these derivative instruments (market risk) and the inability of counterparties to perform under the terms of Series A's investment activities (credit risk), and is not intended to be a comprehensive summary of all risks.

Market risk

   Trading in futures and forward (including foreign exchange transactions) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series A's net assets being traded, significantly exceeds Series A's future cash requirements since Series A intends to close out its open positions prior to settlement. As a result, Series A is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series A considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series A's commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when Series A enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series A to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series A holds and the liquidity and inherent volatility of the markets in which Series A trades.

Credit risk

   In addition to market risk, when entering into futures or forward contracts there is a credit risk that the counterparty to the contract will not be able to meet its obligations to Series A. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to Series A's forward transactions is PSI, Series A's commodity broker. Series A has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series A's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will be able to meet its obligations to Series A.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series A and its Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the New Advisory Agreement among Series A, the Managing Owner and the Trading Advisor, Series A shall automatically terminate the Trading Advisor if the net asset value allocated to the Trading Advisor declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Second Amended and restated Declaration of Trust and Trust Agreement provides that Series A will liquidate its positions, and eventually dissolve, if Series A experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interests of Series A.

   PSI, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 2000, such segregated assets totalled $19,407,819. Part
30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures trading which totalled $930,339 at March 31, 2000. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2000, Series A's open futures and forward contracts mature within six months.

   At March 31, 2000 and December 31, 1999, the fair values of open futures and forward contracts were:

                                                 2000                          1999
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $ 80,262      $       --     $  255,937     $        --
     Stock indices                           --              --        160,500              --
     Currencies                           8,562         689,937             --              --
     Commodities                        191,063              --          1,963          49,265
  Foreign exchanges
     Interest rates                       2,661          36,296         25,510          32,558
     Stock indices                           --           6,198        425,095              --
     Commodities                        238,325         118,255        137,156              --
Forward Contracts:
     Currencies                              --              --         88,948       2,300,016
                                       --------     -----------     ----------     -----------
                                       $520,873      $  850,686     $1,095,109     $ 2,381,839
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series A commenced operations on June 10, 1998 with gross proceeds of $6,039,177 allocated to commodities trading. Interests in Series A continued to be offered weekly until Series A achieved its subscription maximum of $34,000,000 during November 1999.

   Interests in Series A may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests and general interests for the three months ended March 31, 2000 were $1,688,617 and $20,292, respectively. Redemption of limited interests and general interests from June 10, 1998 (commencement of operations) through March 31, 2000 were $5,605,954 and $37,699, respectively. Additionally, Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2000, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

   Since Series A's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contract (credit risk). Series A's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationship among the contracts held. The inherent uncertainty of Series A's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series A's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series A and its Trading Advisor to abide by various trading limitations and policies which include limiting margin amounts trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series A's futures and forward contracts.

   Series A does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 31, 2000 was $67.06, a decrease of 13.19% from the December 31, 1999 net asset value per Interest of $77.25.

   Series A's gross trading gains/(losses) were ($2,951,700) during the three months ended March 31, 2000 compared to $608,233 for the corresponding period in the prior year. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's current quarter trading results is presented below.

Quarterly Market Overview

   While the Y2K scare passed without incident, the new year brought renewed volatility to the world's financial markets. As stock indexes reached new highs, stock valuations appeared driven more by investor interest than each company's fundamental earnings. March marked a reversal of the differences between 'old' economy and 'new' economy stocks as the technology laden indexes slumped and many traditional indexes recovered lost ground.

   The U.S. Federal Reserve, European Central Bank, Bank of England, Reserve Bank of Australia, and Bank of Canada increased interest rates in early February. The rate increases shared motivation of strong economic growth and concerns about inflation. Despite rate hikes and news of robust worldwide economic growth, global bond markets continued to rally partially due to investors seeking refuge from volatile equity markets.

   In the currency markets, the U.S. dollar advanced sharply in early 2000. The dollar's advance had been driven by strong growth and soaring asset prices, resulting in record levels of foreign capital coming into the United States. Since its inception a year ago, the euro has declined more than 17% against the U.S. dollar, 21% against the Japanese yen and 11% against the British pound. The euro touched an all time low at .9500 against the U.S. dollar in March. The currency's weakness has raised political problems for the European Central Bank and contributed to the recent decision to hike interest rates without any clear inflation threat. The Swiss franc had spent most of the last few months drifting lower against the U.S. dollar, tracking the euro's trend. The Japanese yen rallied sharply, gaining on the U.S. dollar and most other currencies in the final months of Japan's fiscal year (which ended March 31st). This is attributed to positive sentiment regarding Japan's economic recovery. Additionally, uncertainty regarding the direction of U.S. equities prompted many market participants to convert assets into yen.

   Energy prices continued their climb throughout January and February and into the first week of March. Crude oil futures prices rose above $33 a barrel, the highest level for a front-month (the most liquid) contract since the Gulf War in 1991. The energy sector reached a high early in March just prior to OPEC's agreement to increase production sufficiently to stabilize prices. Political pressure by the United States, along with a desire among OPEC members to maintain a crude oil price in the range of $22-$28 per barrel, prompted the cartel to announce a production increase. The May contract closed below $27 a barrel at quarter-end.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Currencies (-): The Japanese yen gained on the U.S. dollar and most other currencies during the first quarter. Short yen positions resulted in losses.

   Stock Indices (-): Extreme volatility in the world's financial markets led to a lack of trending opportunities resulting in losses for London FTSE, S&P 500, and Japanese Nikkei stock index positions.

   Metals (+): Short aluminum positions resulted in gains for Series A.

   Energies (+): The energy markets significantly contributed to quarterly performance. Crude oil's steady price rise reversed in March after OPEC agreed to increase production. Short positions in heating and light crude oil produced gains.

   Series A's average net asset levels during First Quarter 2000 have increased from First Quarter 1999, primarily due to additional contributions received during 1999, partially offset by poor trading performance during 1999 and First Quarter 2000 on Series A's weekly net asset value. The rising asset levels have led to proportionate increases in the amount of interest earned by Series A as well as commissions and management fees incurred.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased $198,000 during First Quarter 2000 as compared to First Quarter 1999 due to the increase in net assets as discussed above as well as higher interest rates during First Quarter 2000 as compared to First Quarter 1999.

   Commissions are calculated on Series A's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions increased $214,000 during First Quarter 2000 as compared to First Quarter 1999 due to the increase in net assets as discussed above.

   Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by the Trading Advisor to trade Series A's assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate the Initial Advisory Agreement and enter into a New Advisory Agreement effective March 21, 2000 as more fully discussed in Note A to the financial statements.

   All trading decisions for Series A are made by the Trading Advisor. Management fees are calculated on Series A's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $49,000 during First Quarter 2000 as compared to First Quarter 1999 primarily due to the increase in net assets as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were generated during the periods ending March 31, 2000 or 1999.

Year 2000 Risk

   A discussion of Year 2000 and its effect on the operations of Series A is included in Series A's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Item 305(c) of Regulation S-K requires disclosure during each interim reporting period of material changes in the quantitative and qualitative market risk information provided as of the end of the immediately preceding year. The following information should be read in conjunction with Series A's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

   The total Value at Risk associated with Series A's open positions as of March 31, 2000 and for the three months then ended did not change materially as compared to December 31, 1999; however, there were material fluctuations in the Currencies and Stock Indices market sectors.

   The Currencies sector Value at Risk, made up of only the exchange rate risk on its foreign margin balances as of December 31, 1999, consisted of $609,599 (3.03% of total capitalization) as of March 31, 2000 with an average of $368,236 (1.62% of average capitalization) during the three months then ended. The quarterly exposure was associated with Series A's British pounds and Japanese yen contracts.

   The Stock Indices sector Value at Risk decreased from $490,048 (1.96% of total capitalization) at December 31, 1999 to $5,729 (.03% of total capitalization) at March 31, 2000 with an average of $257,951 (1.13% of average capitalization) during the three months then ended. The decrease was mainly due to a reduced number of LFE FTSE 100 Index contracts as well as the closeout of positions in the S&P 500 Index and EUR DAX Index during the first quarter of 2000.

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer