Form 10-Q
period 2000-06-30
WORLD MONITOR TRUST SERIES A
filed 2000-08-14
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          2000             1999
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $19,325,174     $26,587,416
Net unrealized gain on open futures contracts                              342,850         924,338
Accrued interest receivable                                                  3,233              --
                                                                       -----------     ------------
Total assets                                                           $19,671,257     $27,511,754
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $   132,244     $   185,065
Management fees payable                                                     18,689          48,596
Redemptions payable                                                         81,317          83,436
Net unrealized loss on open forward contracts                                   --       2,211,068
                                                                       -----------     ------------
Total liabilities                                                          232,250       2,528,165
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (283,210.483 and 320,147.380 interests
  outstanding)                                                          19,240,816      24,729,908
General interests (2,917.000 and 3,284.000 interests outstanding)          198,191         253,681
                                                                       -----------     ------------
Total trust capital                                                     19,439,007      24,983,589
                                                                       -----------     ------------
Total liabilities and trust capital                                    $19,671,257     $27,511,754
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $     67.94     $     77.25
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period from     For the period from     For the period from     For the period from
                                   January 1, 2000 to      January 1, 1999 to       April 1, 2000 to        March 27, 1999 to
                                      June 30, 2000           June 25, 1999           June 30, 2000           June 25, 1999
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $(4,203,301)             $ (28,488)              $(294,684)              $ 371,410
Change in net unrealized
  gain/loss on open commodity
  positions                              1,629,580                 15,745                 672,663                (992,386)
Interest income                            652,832                326,913                 310,913                 182,707
                                  ---------------------       -----------             -----------             -----------
                                        (1,920,889)               314,170                 688,892                (438,269)
                                  ---------------------       -----------             -----------             -----------
EXPENSES
Commissions                                820,763                527,826                 381,938                 302,819
Management fees                            156,208                136,014                  49,303                  78,032
Incentive fees                                  --                    335                      --                     335
                                  ---------------------       -----------             -----------             -----------
                                           976,971                664,175                 431,241                 381,186
                                  ---------------------       -----------             -----------             -----------
Net income (loss)                      $(2,897,860)             $(350,005)              $ 257,651               $(819,455)
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                      $(2,869,060)             $(345,738)              $ 254,632               $(809,769)
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------
General interests                      $   (28,800)             $  (4,267)              $   3,019               $  (9,686)
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                             $     (9.58)             $   (2.50)              $     .88               $   (5.27)
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------
Weighted average number of
  limited and general interests
  outstanding                              302,347                140,159                 293,261                 155,560
                                  ---------------------       -----------             -----------             -----------
                                  ---------------------       -----------             -----------             -----------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            323,431.380     $24,729,908     $253,681      $24,983,589
Net loss                                             --      (2,869,060)     (28,800 )     (2,897,860)
Redemptions                                 (37,303.897)     (2,620,032)     (26,690 )     (2,646,722)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 2000                286,127.483     $19,240,816     $198,191      $19,439,007
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series A ('Series A') as of June 30, 2000 and the results of its operations for the period from January 1, 2000 through June 30, 2000 ('Year-To-Date 2000'), January 1, 1999 to June 25, 1999 ('Year-To-Date 1999'),
April 1, 2000 to June 30, 2000 ('Second Quarter 2000') and March 27, 1999 to June 25, 1999 ('Second Quarter 1999'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs charged to Series A for brokerage services for Year-To-Date 2000, Year-To-Date 1999, Second Quarter 2000 and Second Quarter 1999 were $820,763, $527,826, $381,938 and $302,819, respectively.

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

   As of June 30, 2000, a non-U.S. affiliate of the Managing Owner owns 101.112 limited interests of Series A. Additionally, a director of the Managing Owner owns 249.687 limited interests of Series A.

C. Derivative Instruments and Associated Risks

   Series A is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series A's investment activities (credit risk).

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

   The Managing Owner attempts to minimize both credit and market risks by requiring Series A and its Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series A, the Managing Owner and the Trading Advisor, Series A shall automatically terminate the Trading Advisor if the net asset value allocated to the Trading Advisor declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities (i.e. March 21, 2000, which represents the effective date of the advisory agreement). Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series A will liquidate its positions, and eventually dissolve, if Series A experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interests of Series A.

   PSI, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At June 30, 2000, such segregated assets totalled $14,994,727. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures trading which totalled $4,673,297 at June 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2000, Series A's open futures and forward contracts mature within six months.

   At June 30, 2000 and December 31, 1999, the fair values of open futures and forward contracts were:

                                                  2000                           1999
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $  401,585      $       --     $  255,937     $        --
     Stock indices                             --              --        160,500              --
     Currencies                                --          64,400             --              --
     Commodities                          411,953          23,677          1,963          49,265
  Foreign exchanges
     Interest rates                       202,723         120,933         25,510          32,558
     Stock indices                         16,191          16,455        425,095              --
     Commodities                               --         464,137        137,156              --
Forward Contracts:
     Currencies                                --              --         88,948       2,300,016
                                       ----------     -----------     ----------     -----------
                                       $1,032,452      $  689,602     $1,095,109     $ 2,381,839
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

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

   Interests in Series A may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests and general interests for Year To Date 2000 were $2,620,032 and $26,690, respectively; for Second Quarter 2000 were $931,415 and $6,398, respectively; and from June 10, 1998 (commencement of operations) to June 30, 2000 were $6,537,369 and $44,097, respectively. Additionally, Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2000, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   The net asset value per Interest as of June 30, 2000 was $67.94, a decrease of 12.05% from the December 31, 1999 net asset value per Interest of $77.25 and an increase of 1.31% from the March 31, 2000 net asset value per Interest of $67.06.

   Series A's gross trading gains/(losses) were ($2,574,000) and $378,000 during Year To Date 2000 and Second Quarter 2000, respectively, compared to ($13,000) and ($621,000) for Year To Date 1999 and

Second Quarter 1999, respectively. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's Second Quarter 2000 trading results is presented below.

Quarterly Market Overview

   U.S. economic growth remained rapid throughout April and May, evidenced by economic indicators across the board. Consumer spending trended upward strongly and housing demand was high. Industrial production and wages expanded briskly in response to burgeoning domestic demand. Labor markets continued to be very tight as employment surged. Signs of an economic slowdown appeared towards the end of the quarter as markets reacted to higher than expected unemployment numbers at the end of May. However, economic expansion remained robust in most world markets throughout the quarter. The Japanese economy showed indications of increased demand in the first five months of 2000. Economic activity in developing countries also continued. Key South American economies recovered from recent recessions, while several Asian emerging market countries settled into growth at a more sustained rate.

   During the quarter, financial markets were dominated by continued volatility in the equity sector. U.S. equity markets, especially more speculative technology stocks, experienced a sell-off in April as investors' confidence declined. Stock indices rallied toward the end of June, but the S&P, Dow, and NASDAQ all ended the first half of the year down.

   Global bond markets mirrored the volatility of the equity markets. Early in the quarter, both U.S. and European prices on interest rate instruments fell due to a rate hike by the European Central Bank at the end of April and a strong U.S. economy. Global bond prices plummeted again in May in anticipation of a U.S. interest rate hike. The U.S. Federal Reserve raised rates by 50 basis points to 6.5%. This forceful policy (more than the 25 basis point increases implemented since mid 1999) was due to the persistent strength of overall demand and growing pressure in a tight labor market. As the quarter continued and new economic data was released, it became apparent that the U.S. economy was decelerating and bond prices rallied slightly.

   The value of the U.S. dollar appreciated considerably against most major currencies at the beginning of the quarter, reflecting, in part, the larger increases in U.S. long-term yields relative to rates in most foreign countries. The dollar's rise against the euro was sizable, but it also made moderate gains against the British pound, Japanese yen, and Canadian dollar. In June, as the U.S. economy showed signs of slowing down, the U.S. dollar weakened against most major currencies. The euro reached all time lows in May before rallying in June as a result of solid European economic data and sentiment that the currency was undervalued. In May, the Japanese yen rose against the U.S. dollar supported by expectations of a possible change in the Bank of Japan's zero-interest rate policy. As the Japanese economy failed to sustain its recovery momentum, the yen lost some ground. The Canadian dollar rallied towards the end of the quarter due to steady Canadian economic data combined with signs of softening in the U.S. economy.

   Increased demand caused oil prices to surge at the beginning of the quarter. In June, OPEC countries agreed to increase oil production as higher gas prices put inflationary pressure on global economies and oil prices reversed downward. In the metals markets, the trend of falling prices in April and May reversed itself later in the quarter as gold soared driven, in part, by weakening in the U.S. dollar and U.S. economy.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Energy (+): Long heating oil, crude oil and natural gas positions resulted in gains for Series A as energy prices soared due to increased demand.

   Soft (+): Sugar prices were consistently strong throughout the quarter as producing countries placed new orders to cover shortfalls. Long sugar positions resulted in gains.

   Currency (-): The Swiss franc fell to a new eleven-year low against the U.S. dollar, resulting in losses for Swiss franc positions. The Swiss franc continues to be plagued by the euro's poor price action as the market remains disappointed over the lack of central bank support for the euro. A decision by the Bank of Canada to leave interest rates unchanged led to losses in short Canadian dollar positions. Short euro positions incurred losses as the euro rallied in June on news of strong European economic data.

   Index (-): The second quarter brought a reversal to some global equity markets. A strong U.S. economy began showing signs of a slowdown and U.S. equity markets experienced an April sell-off. Overall, continued volatility in world markets resulted in losses in London FTSE and euro DAX positions.

   Metal (-): Short copper positions incurred losses as metal prices rose driven by a weakening U.S. economy.

   Financial (-): Bond prices rallied following a higher than expected May unemployment number and lack of action by the U.S. Federal Reserve at its meeting in June resulting in losses for short 10- and 30-year U.S. bond positions. Losses in long 10-year euro bond positions were due to actions taken by the European Central Bank to raise short-term rates in April and June.

   Series A's average net asset levels during Second Quarter 2000 have increased from Second Quarter 1999, primarily due to additional contributions received during 1999, partially offset by the effect of poor trading performance during 1999 and 2000 on Series A's weekly net asset value. The rising asset levels have led to proportionate increases in the amount of interest earned by Series A as well as commissions and management fees incurred. Also contributing to these increases were six additional days during Year To Date 2000 versus Year To Date 1999.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased $326,000 and $128,000 during Year To Date 2000 and Second Quarter 2000, respectively, as compared to Year To Date 1999 and Second Quarter 1999, respectively, primarily due to the increase in net assets as discussed above as well as higher interest rates during Year To Date 2000 versus Year To Date 1999.

   Commissions are calculated on Series A's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions increased $293,000 and $79,000 during Year To Date 2000 and Second Quarter 2000, respectively, as compared to Year To Date 1999 and Second Quarter 1999, respectively, primarily due to the increase in net assets as discussed above.

   Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by Eagle Trading Systems, Inc. (the 'Trading Advisor') to trade Series A's assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate its initial advisory agreement and enter into a new advisory agreement effective March 21, 2000, whereby the Trading Advisor is paid a weekly management fee at an annual rate of 1% of Series A's net asset value until the net asset value per Interest is at least $80 for ten consecutive business days, at which time the weekly management fee will be increased to an annual rate of 2% (i.e. the rate pursuant to the initial advisory agreement).

   Management fees are calculated on Series A's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $20,000 during Year To Date 2000 as compared to Year To Date 1999 primarily due to the increase in net assets as discussed above, partially offset by a decreased weekly management fee rate pursuant to the new advisory agreement discussed above. Management fees decreased $29,000 during Second Quarter 2000 as compared to Second Quarter 1999 due to the decreased weekly management fee rate as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were generated during Year To Date 2000 while a negligible amount were generated during Year To Date 1999.

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

   The following table presents the trading Value at Risk associated with Series A's open positions by market sector at June 30, 2000 and December 31, 1999. All open position trading risk exposures of Series A have been included in calculating the figures set forth below. At June 30, 2000 and December 31, 1999, Series A had total capitalizations of approximately $19.4 million and $25.0 million, respectively.

                           June 30, 2000                   December 31, 1999
                   -----------------------------     -----------------------------
                    Value at        % of Total        Value at        % of Total
 Market Sector        Risk        Capitalization        Risk        Capitalization
---------------    -----------    --------------     -----------    --------------
Interest rates     $ 1,978,924         10.18%        $   658,154         2.63%
Stock indices          662,337          3.40             490,048         1.96
Commodities            440,500          2.27             238,700          .96
Currencies             294,957          1.52               8,943          .04
                   -----------       -------         -----------        -----
  Total            $ 3,376,718         17.37%        $ 1,395,845         5.59%
                   -----------       -------         -----------        -----
                   -----------       -------         -----------        -----

   The following table presents the average trading Value at Risk of Series A's open positions by market sector for Year To Date 2000 and Second Quarter 2000.

                            Year-To-Date 2000                     Second Quarter 2000
                    ---------------------------------      ---------------------------------
                     Value at      % of Average Total       Value at      % of Average Total
 Market Sector         Risk          Capitalization           Risk          Capitalization
----------------    -----------    ------------------      -----------    ------------------
Interest rates      $ 1,009,977            4.72%           $ 1,409,469            7.14%
Stock indices           271,777            1.27                219,091            1.11
Commodities             507,936            2.37                546,975            2.77
Currencies              393,545            1.84                472,867            2.40
                    -----------         -------            -----------         -------
  Total             $ 2,183,235           10.20%           $ 2,648,402           13.42%
                    -----------         -------            -----------         -------
                    -----------         -------            -----------         -------

   Throughout both Year To Date 2000 and Second Quarter 2000, Series A experienced an overall increase in its Value at Risk as compared to December 31, 1999, relative to capitalization levels, reflecting increases in a variety of positions.

   Interest rates: The largest increase in Series A's Value at Risk during both Year To Date 2000 and Second Quarter 2000 was in the Interest Rate sector. These increases included positions in TSE (Tokyo) Treasury bonds, Eurex Bund, LIFFE 3 month Euribor, CBOT Treasury bonds and notes and CME Eurodollar. These increases were partially offset by decreases in LIFFE Gilt and TIFFE yen positions during Second Quarter 2000.

   Stock indices: The Stock Indices sector, although having a higher Value at Risk as of June 30, 2000 as compared to December 31, 1999, had a lower average Value at Risk during both the Year To Date 2000 and Second Quarter 2000. Positions in the LIFFE FTSE 100 Index and the CME S&P 500 Index reflected a lower Value at Risk during these periods. Partially offsetting these decreases was an increase in the OSI Nikkei 225 Index during both the Year To Date 2000 and Second Quarter 2000. Additionally, Series A held significant positions in LIFFE FTSE 100 Index, DAX (Germany) Index and OSI Nikkei 225 Index at June 30, 2000.

   Commodities: The Commodities sector Value at Risk increased during both the Year To Date 2000 and the Second Quarter 2000. These increases were mainly due to positions in Light Crude Oil, Heating Oil and Natural Gas. These increases were partially offset by decreases in Value at Risk of Comex Silver, CBOT Corn and CBOT Wheat positions.

   Currencies: The Currency sector showed an increase in its Value at Risk during both the Year To Date 2000 and Second Quarter 2000. Positions in CME Japanese yen, CME British pound, CME Swiss francs, CME Euro currencies and CME Canadian dollars were the reason for the variances.

                           PART II. OTHER INFORMATION

   Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective July 2000, Joseph A. Filicetti resigned as President and as a Director of Prudential Securities Futures Management Inc.

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer