Form 10-Q
period 2000-09-29
WORLD MONITOR TRUST SERIES A
filed 2000-11-13
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 29, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 29,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $16,099,624      $26,587,416
Net unrealized gain on open futures contracts                               36,580          924,338
Accrued interest receivable                                                  2,646               --
                                                                      -------------     ------------
Total assets                                                           $16,138,850      $27,511,754
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $   115,743      $   185,065
Management fees payable                                                     16,739           48,596
Redemptions payable                                                         86,937           83,436
Net unrealized loss on open forward contracts                                   --        2,211,068
                                                                      -------------     ------------
Total liabilities                                                          219,419        2,528,165
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (246,907.829 and 320,147.380 interests
  outstanding)                                                          15,757,144       24,729,908
General interests (2,543 and 3,284 interests outstanding)                  162,287          253,681
                                                                      -------------     ------------
Total trust capital                                                     15,919,431       24,983,589
                                                                      -------------     ------------
Total liabilities and trust capital                                    $16,138,850      $27,511,754
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     63.82      $     77.25
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       2

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period from     For the period from     For the period from     For the period from
                                   January 1, 2000 to      January 1, 1999 to        July 1, 2000 to        June 26, 1999 to
                                   September 29, 2000      September 24, 1999      September 29, 2000      September 24, 1999
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity
  transactions                         $(4,815,778)            $  (491,737)            $  (612,477)             $(463,249)
Change in net unrealized
  gain/loss on open commodity
  positions                              1,323,310                (321,394)               (306,270)              (337,139)
Interest income                            958,425                 530,649                 305,593                203,736
                                  ---------------------   ---------------------   ---------------------       -----------
                                        (2,534,043)               (282,482)               (613,154)              (596,652)
                                  ---------------------   ---------------------   ---------------------       -----------
EXPENSES
Commissions                              1,172,636                 832,632                 351,873                304,806
Management fees                            201,623                 214,558                  45,415                 78,544
Incentive fees                                  --                     385                      --                     50
                                  ---------------------   ---------------------   ---------------------       -----------
                                         1,374,259               1,047,575                 397,288                383,400
                                  ---------------------   ---------------------   ---------------------       -----------
Net loss                               $(3,908,302)            $(1,330,057)            $(1,010,442)             $(980,052)
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
ALLOCATION OF NET LOSS
Limited interests                      $(3,869,174)            $(1,314,916)            $(1,000,114)             $(969,178)
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
General interests                      $   (39,128)            $   (15,141)            $   (10,328)             $ (10,874)
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
NET LOSS PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net loss per weighted average
  limited and general interest         $    (13.42)            $     (8.88)            $     (3.74)             $   (5.80)
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
Weighted average number of
  limited and general interests
  outstanding                              291,288                 149,811                 270,467                169,117
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            323,431.380     $24,729,908     $253,681      $24,983,589
Net loss                                                     (3,869,174)     (39,128)      (3,908,302)
Redemptions                                 (73,980.551)     (5,103,590)     (52,266)      (5,155,856)
                                           ------------     -----------     ---------     -----------
Trust capital--September 29, 2000           249,450.829     $15,757,144     $162,287      $15,919,431
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series A ('Series A') as of September 29, 2000 and the results of its operations for the period from January 1, 2000 to September 29, 2000 ('Year-To-Date 2000'), January 1, 1999 to September 24, 1999 ('Year-To-Date 1999'), July 1, 2000 to September 29, 2000 ('Third Quarter 2000') and June 26, 1999 to September 24, 1999 ('Third Quarter 1999'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for Series A on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

   The costs charged to Series A for brokerage services for Year-To-Date 2000, Year-To-Date 1999, Third Quarter 2000 and Third Quarter 1999 were $1,172,636, $832,632, $351,873 and $304,806, respectively.

   Series A's assets are maintained either in trading or cash accounts with PSI, Series A's commodity broker, or, for margin purposes, with the various exchanges on which Series A is permitted to trade. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

   As of September 29, 2000, a non-U.S. affiliate of the Managing Owner owns
101.112 limited interests of Series A. Additionally, a director of the Managing Owner owns 249.687 limited interests of Series A.

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

   PSI, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At September 29, 2000, such segregated assets totalled $10,768,928. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures trading which totalled $5,367,276 at September 29, 2000. There are no segregation requirements for assets related to forward trading.

   As of September 29, 2000, Series A's open futures contracts mature within three months.

   At September 29, 2000 and December 31, 1999, the fair values of open futures and forward contracts were:

                                                  2000                           1999
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $   82,837     $   180,797     $  255,937     $        --
     Stock indices                         83,525              --        160,500              --
     Currencies                                --         168,770             --              --
     Commodities                          132,860         107,338          1,963          49,265
  Foreign exchanges
     Interest rates                       537,622          99,845         25,510          32,558
     Stock indices                             --          38,644        425,095              --
     Commodities                          275,664         480,534        137,156              --
Forward Contracts:
     Currencies                                --              --         88,948       2,300,016
                                       ----------     -----------     ----------     -----------
                                       $1,112,508     $ 1,075,928     $1,095,109     $ 2,381,839
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

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

   Interests in Series A may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests and general interests for Year-To-Date 2000 were $5,103,590 and $52,266, respectively; for Third Quarter 2000 were $2,483,558 and $25,576, respectively; and from June 10, 1998 (commencement of operations) to September 29, 2000 were $8,892,775 and $69,673, respectively. Additionally, Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 29, 2000, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   The net asset value per Interest as of September 29, 2000 was $63.82, a decrease of 17.39% from the December 31, 1999 net asset value per Interest of $77.25 and a decrease of 6.06% from the June 30, 2000 net asset value per Interest of $67.94.

   Series A's gross trading losses were approximately $3,492,000 and $919,000 during Year-To-Date 2000 and Third Quarter 2000, respectively, compared to $813,000 and $800,000 for Year-to-Date 1999 and Third

Quarter 1999, respectively. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's Third Quarter 2000 trading results is presented below.

Quarterly Market Overview

   U.S. economic activity expanded at a moderate pace at the beginning of the third quarter and showed signs of slowing down near quarter-end. Growth in consumer spending slowed from the outsized gains earlier in the year, and sales of new homes dropped from earlier highs. However, business spending continued to surge and industrial production trended upward. Even though expansion in employment slowed considerably in recent months, labor markets remained tight by historical standards and some measures of labor compensation continued to accelerate. The recent decrease in consumer spending resulted from moderate growth of real disposable income in recent months coupled with dips in stock market valuation. Nevertheless, consumer sentiment continued to be buoyant. Consumer prices, as measured by the CPI, increased in June in response to a surge in energy prices, but climbed only modestly in July and August.

   U.S. Treasury markets were choppy throughout the quarter but ended slightly higher, while Japanese government bonds fell sharply on news of a 25 basis point rate hike. The U.S. Federal Reserve Bank maintained interest rates at 6.50% throughout the quarter due to increasing indications of a slow down in aggregate demand and rising productivity. Conversely, there was a shift by other European and Asian central banks toward tighter domestic monetary policy. At its monetary policy meeting held in August, the Bank of Japan (BOJ) decided to raise rates from 0% to 0.25%. In February 1999, the BOJ adopted a zero interest rate policy, unprecedented both in and out of Japan, to counter the possibility of mounting deflationary pressure and prevent further deterioration of Japan's economy. Over the past year and a half, Japan's economy substantially improved; consequently, the BOJ felt confident that Japan's economy had reached the stage where deflation was no longer an immediate threat.

   The BOJ's increase in short-term interest rates in August caused the yen to rally sharply against the British pound and U.S. dollar. The U.S. dollar was strong against most major currencies at the beginning of the quarter. The end of September brought a sharp reversal to this trend following intervention by the G-7 central banks to support the euro. This move drove the euro up 5% against the U.S. dollar and the Japanese yen. The euro surged to a high of above $0.90 after the initial wave of euro buying before settling down more than $0.02 below its intervention peaks.

   Global equity markets experienced choppiness in July and August before declining in September. This was due to growing concern over near record energy costs and warnings of earning shortfalls, particularly from U.S. technology companies.

   Energy prices continued their upward trend throughout the quarter. In August, the American Petroleum Institute reported that crude inventories were at a 24-year low and by month's end the price per barrel had moved to over $33. On September 22, the U.S. announced that it would release 30 million barrels of oil from the U.S. strategic petroleum reserve over the next month in an effort to cap surging energy prices; crude oil prices fell by $2 a barrel.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Indices (-): The global economic slowdown negatively affected the major stock indices. Long positions in the European DAX, Nikkei Dow, London FTSE and S&P 500 resulted in losses.

   Grains (-): Increased volatility in soybean and soybean meal markets resulted in losses for short positions.

   Interest rates (+): Long domestic and european bond positions resulted in gains as the market rallied in response to the Federal Reserve's decision to leave interest rates unchanged for the quarter.

   Energies (+): Long light crude oil and heating oil resulted in gains as the energy sector continued to push prices higher driven by demand and uncertainty regarding future production and supply levels.

   Currencies (+): Short positions in the euro and British pound yielded gains despite a brief rally after intervention of the European Central Bank and other G-7 central banks to boost the failing euro. Increasing European productivity and growth coupled with rising energy prices have been the contributing factors to weakening foreign currencies.

   Series A's average net asset levels during Year-To-Date 2000 and Third Quarter 2000 have increased from Year-To-Date 1999 and Third Quarter 1999, primarily due to additional contributions received during the latter part of 1999, partially offset by unfavorable trading performance and redemptions during 1999 and 2000. The rising average net asset levels have led to proportionate increases in the amount of interest earned by Series A as well as commissions incurred. Also contributing to these increases were six additional days during Year-To-Date 2000 versus Year-To-Date 1999.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased $428,000 and $102,000 during Year-To-Date 2000 and Third Quarter 2000, respectively, as compared to Year-To-Date 1999 and Third Quarter 1999, respectively, primarily due to the increase in average net assets as discussed above as well as higher interest rates during Year-To-Date 2000 versus Year-To-Date 1999.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions increased $340,000 and $47,000 during Year-To-Date 2000 and Third Quarter 2000, respectively, as compared to Year-To-Date 1999 and Third Quarter 1999, respectively, primarily due to the increase in average net assets as discussed above.

   Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by Eagle Trading Systems, Inc. (the 'Trading Advisor') to trade Series A's assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate their initial Advisory Agreement and enter into a new Advisory Agreement effective March 21, 2000, whereby the Trading Advisor is paid a weekly management fee at an annual rate of 1% of Series A's net asset value until the net asset value per Interest is at least $80 for ten consecutive business days, at which time the weekly management fee will be increased to an annual rate of 2% (i.e. the rate pursuant to the initial Advisory Agreement).

   Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $13,000 and $33,000 during Year-To-Date 2000 and Third Quarter 2000, respectively, as compared to Year-To-Date 1999 and Third Quarter 1999 primarily due to the decreased weekly management fee rate pursuant to the new Advisory Agreement discussed above offset, in part, by the increase in net assets as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were generated during Year-To-Date 2000 while a negligible amount were generated during Year-To-Date 1999.

New Accounting Guidance

   In June 2000, FASB issued SFAS 138, which became effective for Series A on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

   The following table presents the trading Value at Risk associated with Series A's open positions by market sector at September 29, 2000 and December 31, 1999. All open position trading risk exposures of Series A have been included in calculating the figures set forth below. At September 29, 2000 and December 31, 1999, Series A had total capitalizations of approximately $15.9 million and $25.0 million, respectively.

                        September 29, 2000                 December 31, 1999
                   -----------------------------     -----------------------------
                    Value at        % of Total        Value at        % of Total
 Market Sector        Risk        Capitalization        Risk        Capitalization
---------------    -----------    --------------     -----------    --------------
Interest rates     $ 1,641,162         10.31%        $   658,154         2.63%
Commodities            768,750          4.83             238,700          .96
Stock indices          503,182          3.16             490,048         1.96
Currencies             301,971          1.90               8,943          .04
                   -----------       -------         -----------        -----
  Total            $ 3,215,065         20.20%        $ 1,395,845         5.59%
                   -----------       -------         -----------        -----
                   -----------       -------         -----------        -----

   The following table presents the average trading Value at Risk of Series A's open positions by market sector for Year-To-Date 2000 and Third Quarter 2000.

                            Year-To-Date 2000                     Third Quarter 2000
                    ---------------------------------      ---------------------------------
                     Value at      % of Average Total       Value at      % of Average Total
 Market Sector         Risk          Capitalization           Risk          Capitalization
----------------    -----------    ------------------      -----------    ------------------
Interest rates      $ 1,187,023            5.87%           $ 1,694,827            9.42%
Commodities             650,475            3.21                847,425            4.71
Stock indices           365,409            1.81                603,498            3.35
Currencies              435,177            2.15                472,978            2.63
                    -----------         -------            -----------         -------
  Total             $ 2,638,084           13.04%           $ 3,618,728           20.11%
                    -----------         -------            -----------         -------
                    -----------         -------            -----------         -------

   Throughout Year-To-Date 2000 and Third Quarter 2000, Series A experienced an overall increase in its Value at Risk as compared to December 31, 1999, relative to capitalization levels, reflecting increases in a variety of positions.

   Interest rates: The largest increase in Series A's Value at Risk during Year-To-Date 2000 and Third Quarter 2000 was in the Interest Rates sector. These increases included positions in TSE (Tokyo) Treasury bonds, LIFFE 3 month interest rate, LIFFE Long Gilt, CBOT Treasury bonds and notes and CME Eurodollar. These increases were partially offset by decreases in TIFFE yen positions as of September 29, 2000.

   Commodities: The Commodities sector Value at Risk increased during 2000 versus 1999 year end. These increases were mainly due to LME Copper and Gold and Comex Gold positions.

   Stock indices: The Stock Indices sector, although having a higher Value at Risk as of September 29, 2000 and a higher average Value at Risk during Third Quarter 2000 as compared to December 31, 1999, had a slightly lower average Value at Risk during Year-To-Date 2000. Positions in the LIFFE FTSE 100 Index and the CME S&P 500 Index led to an increase in Value at Risk. Partially offsetting these increases was a decrease in Eur Dax Index positions as of September 29, 2000.

   Currencies: The Currencies sector showed an increase in its Value at Risk during 2000. Greater positions in CME Swiss francs and CME Canadian dollars was the main reason for the increase.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective September 2000, Eleanor L. Thomas was elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti.

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer