Form 10-K
period 2000-12-31
WORLD MONITOR TRUST SERIES A
filed 2001-03-29
CIK 1051822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-25785

                         WORLD MONITOR TRUST--SERIES A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                        13-3985040
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

One New York Plaza, 13th Floor, New York, New York               10292
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Interest holders for the year ended December 31, 2000 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                               Index to exhibits can be found on pages 9 and 10.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     6

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     6
Item 11    Executive Compensation...........................................................     7
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13    Certain Relationships and Related Transactions...................................     8

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     9
           Financial Statements and Financial Statement Schedules...........................     9
           Exhibits.........................................................................     9
           Reports on Form 8-K..............................................................    10

SIGNATURES..................................................................................    11

                                     PART I

Item 1. Business

General

   World Monitor Trust (the 'Trust') is a business trust organized under the laws of Delaware on December 17, 1997. The Trust commenced trading operations on June 10, 1998 and will terminate on December 31, 2047 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the 'Trust Agreement'). The Trust consists of three separate and distinct series ('Series'): Series A, B and C. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Trust's fiscal year for book and tax purposes ends on December 31.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not available.

The Offering

   Beneficial interests in each Series ('Interests') are offered once each week until each Series' subscription maximum has been issued either through sale or exchange. On June 10, 1998, a sufficient number of subscriptions for each Series had been received and accepted by the managing owner to permit each Series to commence trading. Series A (the 'Registrant') completed its initial offering with gross proceeds of $6,039,177 from the sale of 59,631.775 limited interests and 760 of general interests. General interests were sold exclusively to the managing owner.

   Series A was offered until it achieved its subscription maximum of $34,000,000 during November 1999. Interests in Series B and Series C will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 for each Series is sold ('Continuous Offering Period').

Managing Owner and its Affiliates

   The managing owner of the Registrant is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI is the selling agent for the Registrant, as well as its commodity broker. The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it has made contributions (and in return has received general interests) as were necessary to meet this requirement.

The Trading Advisor

   Each Series has its own professional commodity trading advisor that makes that Series' trading decisions. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to its trading advisor. The Managing Owner, on behalf of the Registrant, initially entered into an advisory agreement (the 'Initial Advisory Agreement') with Eagle Trading Systems, Inc. (the 'Trading Advisor') to make the trading decisions for the Registrant utilizing both the Eagle-Global System and the Eagle-FX System.

   Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by the Trading Advisor to trade the Registrant's assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate the Initial Advisory Agreement and enter into a new advisory agreement (the 'New Advisory Agreement') effective March 21, 2000.

   Pursuant to the New Advisory Agreement, the Trading Advisor will be paid a weekly management fee at an annual rate of 1% of the Registrant's net asset value until the net asset value per Interest is at least $80 for a period of at least 10 consecutive business days, at which time the weekly management fee will be increased to an annual rate of 2% (i.e. the rate pursuant to the Initial Advisory Agreement). Series A also pays its Trading Advisor a quarterly incentive fee equal to 23% of such Trading Advisor's 'New High Net Trading Profits' (as defined in the New Advisory Agreement). The incentive fee accrues weekly. Additionally, although the term of the New Advisory Agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the Initial Advisory Agreement before an incentive fee is paid. Furthermore, the New Advisory Agreement resets the net asset value for purposes of its termination provisions. The New Advisory Agreement may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

   The Registrant was an open-end fund which solicited the sale of Interests on a weekly basis until its subscription maximum was reached. As such, the Registrant no longer competes with other entities to attract new participants. However, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to limited owners for the year ended December 31, 2000 ('Registrant's 2000 Annual Report'), which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests is incorporated by reference to Note A to the Registrant's 2000 Annual Report, which is filed as an exhibit hereto.

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

   As of March 12, 2001, there were 866 holders of record owning 115,102.364 Interests which includes 1,236 general interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 2000 Annual Report, which is filed as an exhibit hereto.

                                              Year ended      Year ended      Period from June 10, 1998
                                             December 31,    December 31,    (commencement of operations)
                                                 2000            1999            to December 31, 1998
                                             ------------    ------------    ----------------------------
Total revenues (including interest)          $  (277,351)    $(3,514,892)            $    343,726
                                             ------------    ------------        ----------------
                                             ------------    ------------        ----------------
Net loss                                     $(1,894,682)    $(5,211,460)            $   (171,858)
                                             ------------    ------------        ----------------
                                             ------------    ------------        ----------------
Net loss per weighted average Interest       $     (7.42)    $    (27.31)            $      (1.96)
                                             ------------    ------------        ----------------
                                             ------------    ------------        ----------------
Total assets                                 $ 9,286,501     $27,511,754             $ 10,904,807
                                             ------------    ------------        ----------------
                                             ------------    ------------        ----------------
Net asset value per Interest                 $     75.76     $     77.25             $      98.31
                                             ------------    ------------        ----------------
                                             ------------    ------------        ----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 14 of the Registrant's 2000 Annual Report, which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 2000 Annual Report, which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are summarized below:

                                                                              For the period     For the period
                                     For the period      For the period        from July 1,      from September
                                    from January 1,       from April 1,          2000 to           30, 2000 to
                                     2000 to March      2000 to June 30,      September 29,       December 31,
                                        31, 2000              2000                 2000               2000
                                    ----------------    -----------------    ----------------    ---------------
Total Revenues (including
  interest)                           $ (2,609,781)         $ 688,892          $   (613,154)       $ 2,256,692
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Total Revenues (including
  interest) less commissions          $ (3,048,606)         $ 306,654          $   (965,027)       $ 2,041,664
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Net income (loss)                     $ (3,155,511)         $ 257,651          $ (1,010,442)       $ 2,013,620
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Net income (loss) per weighted
  average Interest                    $     (10.11)         $    0.88          $      (3.74)       $     12.46
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------

                                                                              For the period     For the period
                                     For the period      For the period       from June 26,      from September
                                    from January 1,      from March 27,          1999 to           25, 1999 to
                                     1999 to March      1999 to June 25,      September 24,       December 31,
                                        26, 1999              1999                 1999               1999
                                    ----------------    -----------------    ----------------    ---------------
Total Revenues (including
  interest)                           $    752,439          $(438,269)         $   (596,652)       $(3,232,410)
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Total Revenues (including
  interest) less commissions          $    527,432          $(741,088)         $   (901,458)       $(3,748,433)
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Net income (loss)                     $    469,450          $(819,455)         $   (980,052)       $(3,881,403)
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Net income (loss) per weighted
  average Interest                    $       3.76          $   (5.27)         $      (5.80)       $    (13.10)
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

   The Managing Owner's directors and executive officers and any person holding more than ten percent of the Registrant's Interests ('Ten Percent Owners') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

     Name                                 Position
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   ELEANOR L. THOMAS, age 46, has been the President of Prudential Securities Futures Management Inc. since September 2000 and a Director since April 1999. She has also been the President and a Director of Seaport Futures Management, Inc. (an affiliate of the Managing Owner) since April 1999. She has held various positions of increasing responsibility in both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. since joining PSI in 1993. She is a First Vice President and the director of the Futures and Hedge Fund Group within PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 52, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures

Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 37, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a Senior Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

  A. LAURENCE NORTON, JR., age 62, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

  GUY S. SCARPACI, age 54, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

  TAMARA B. WRIGHT, age 42, is a Director and Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International Division of PSI. She is also a Director and Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

  Effective July 2000, Joseph A. Filicetti resigned as President and as a Director of Prudential Securities Futures Management Inc. Effective September 2000, Eleanor L. Thomas was elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti. Additionally, Joseph A. Filicetti resigned as Executive Vice President and as a Director of Seaport Futures Management, Inc. effective July 2000.

  Effective February 2001, Alan J. Brody resigned as a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Additionally, effective March 30, 2001, A. Laurence Norton, Jr. will resign as a Director of both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 12, 2001, the following owner of limited interests beneficially owns more than five percent (5%) of the limited interests issued by the
Registrant:

      Title                  Name and Address of               Amount and Nature of         Percent of
     of Class                 Beneficial Owner                 Beneficial Ownership           Class
------------------    ---------------------------------    -----------------------------    ----------
Limited interests     Massachusetts Bay Transportation      17,666.712 limited interests        15.52%
                      Authority Retirement Fund
                      99 Summer Street, 17th Floor
                      Boston, MA 02110-1200

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2000 Annual Report, which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                         Annual Report
                                                                                          Page Number
                                                                                         -------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)       1.   Financial Statements and Report of Independent
               Accountants--incorporated by reference to the Registrant's 2000 Annual
               Report, which is filed as an exhibit hereto

               Report of Independent Accountants                                               2

               Financial Statements:

               Statements of Financial Condition--December 31, 2000 and 1999                   3

               Statement of Operations--Years ended December 31, 2000 and 1999 and for the period from June 10, 1998 (commencement of operations) to December
               31, 1998                                                                        4

               Statement of Changes in Trust Capital--Three years ended December 31,
               2000                                                                            4

               Notes to Financial Statements                                                   5

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

        10.7   Form of Advisory Agreement among the Registrant, Prudential Securities
               Futures Management Inc., and the Trading Advisor dated March 21, 2000
               (incorporated by reference to Exhibit 10.7 on the Registrant's Form
               10-K, File No. 0-25785, for the year ended December 31, 1999)

        13.1   Registrant's 2000 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
               Report on Form 10-K, no other information or data appearing in the
               Registrant's 2000 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

World Monitor Trust--Series A

By: Prudential Securities Futures Management
Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 29, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

    By: /s/ Eleanor L. Thomas                     Date: March 29, 2001
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 29, 2001
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 29, 2001
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By: /s/ A. Laurence Norton, Jr.               Date: March 29, 2001
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 29, 2001
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By: /s/ Tamara B. Wright                      Date: March 29, 2001
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director