Form 10-Q
period 2001-06-29
WORLD MONITOR TRUST SERIES A
filed 2001-08-10
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 29, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 29,      December 31,
                                                                           2001            2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $5,895,373      $8,755,205
Net unrealized gain on open futures contracts                              175,493         531,296
Accrued interest receivable                                                    832              --
                                                                        ----------     ------------
Total assets                                                            $6,071,698      $9,286,501
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   42,951      $   64,688
Redemptions payable                                                         27,743           3,042
Management fees payable                                                      5,826           9,311
                                                                        ----------     ------------
Total liabilities                                                           76,520          77,041
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (82,172.171 and 120,332.109 interests outstanding)     5,930,586       9,115,823
General interests (895 and 1,236 interests outstanding)                     64,592          93,637
                                                                        ----------     ------------
Total trust capital                                                      5,995,178       9,209,460
                                                                        ----------     ------------
Total liabilities and trust capital                                     $6,071,698      $9,286,501
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')          $    72.17      $    75.76
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period from     For the period from     For the period from     For the period from
                                   January 1, 2001 to      January 1, 2000 to       March 31, 2001 to       April 1, 2000 to
                                      June 29, 2001           June 30, 2000           June 29, 2001           June 30, 2000
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $   345,031             $(4,203,301)            $   (57,451)             $(294,684)
Change in net unrealized
  gain/loss on open commodity
  positions                               (355,803)              1,629,580              (1,060,602)               672,663
Interest income                            211,742                 652,832                  76,735                310,913
                                  ---------------------   ---------------------   ---------------------       -----------
                                           200,970              (1,920,889)             (1,041,318)               688,892
                                  ---------------------   ---------------------   ---------------------       -----------
EXPENSES
Commissions                                300,787                 820,763                 123,612                381,938
Management fees                             38,752                 156,208                  15,925                 49,303
                                  ---------------------   ---------------------   ---------------------       -----------
                                           339,539                 976,971                 139,537                431,241
                                  ---------------------   ---------------------   ---------------------       -----------
Net income (loss)                      $  (138,569)            $(2,897,860)            $(1,180,855)             $ 257,651
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                      $  (135,935)            $(2,869,060)            $(1,167,051)             $ 254,632
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
General interests                      $    (2,634)            $   (28,800)            $   (13,804)             $   3,019
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                             $     (1.35)            $     (9.58)                 (13.35)             $     .88
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
Weighted average number of
  limited and general interests
  outstanding                              102,721                 302,347                  88,457                293,261
                                  ---------------------   ---------------------   ---------------------       -----------
                                  ---------------------   ---------------------   ---------------------       -----------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000              121,568.109     $9,115,823     $ 93,637      $9,209,460
Net loss                                                        (135,935)      (2,634 )      (138,569)
Redemptions                                   (38,500.938)    (3,049,302)     (26,411 )    (3,075,713)
                                              -----------     ----------     ---------     ----------
Trust capital--June 29, 2001                   83,067.171     $5,930,586     $ 64,592      $5,995,178
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------

-----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 29, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series A ('Series A') as of June 29, 2001 and the results of its operations for the periods from January 1, 2001 to June 29, 2001 ('Year-To-Date 2001'), January 1, 2000 to June 30, 2000 ('Year-To-Date 2000'), March 31, 2001
to June 29, 2001 ('Second Quarter 2001') and April 1, 2000 to June 30, 2000 ('Second Quarter 2000'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   The costs charged to Series A for brokerage services for Year-To-Date 2001, Year-To-Date 2000, Second Quarter 2001 and Second Quarter 2000 were $300,787, $820,763, $123,612 and $381,938, respectively.

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

   As of June 29, 2001, a non-U.S. affiliate of the Managing Owner owns 101.112 limited interests of Series A.

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

Credit risk

   When entering into futures or forward contracts, Series A is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series A enters into forward transactions, the sole counterparty is PSI, Series A's commodity broker. Series A has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series A's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series A.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series A and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series A, the Managing Owner and the trading advisor, Series A shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the effective date (i.e., March 2000) of the advisory agreement. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series A will liquidate its positions, and eventually dissolve, if Series A experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series A.

   PSI, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading (subject to the recent opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At June 29, 2001, such segregated assets totalled $1,867,709. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures trading, which totalled $4,203,157 at June 29, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC recently promulgated rules that allow futures commission merchants to permit certain customers, including Series A, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series A were to opt out, its funds could be held in a broader and riskier range of investments.
                                       5

   As of June 29, 2001, Series A's open futures contracts mature within four months.

   At June 29, 2001 and December 31, 2000, the fair value of open futures contracts were:

                                                  2001                           2000
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
  Domestic exchanges
     Interest rates                    $       --     $   104,297     $  344,677     $        --
     Stock indices                             --           7,150             --              --
     Currencies                           118,950          77,999        202,200              --
     Commodities                          175,487              --         36,563          37,300
  Foreign exchanges
     Interest rates                        90,292         117,690        492,521          23,022
     Stock indices                         26,118          29,461         66,353              --
     Commodities                          107,690           6,447             --         550,696
                                       ----------     -----------     ----------     -----------
                                       $  518,537     $   343,044     $1,142,314     $   611,018
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

D. Financial Highlights

                                                         Year-To-Date 2001    Second Quarter 2001
                                                         -----------------    -------------------
   Performance per Interest
     Net asset value, beginning of period                     $ 75.76               $ 84.65
                                                         -----------------       ----------
     Net realized gain (loss) and change in net
        unrealized gain/loss on commodity transactions          (2.32)               (11.77)
     Interest income                                             2.01                   .86
     Expenses                                                   (3.28)                (1.57)
                                                         -----------------       ----------
     Decrease for the period                                    (3.59)               (12.48)
                                                         -----------------       ----------
     Net asset value, end of period                           $ 72.17               $ 72.17
                                                         -----------------       ----------
                                                         -----------------       ----------
   Total return                                                 (4.74)%              (14.74)%
   Ratio to average net assets
     Interest income                                             5.34%                 4.65%
     Expenses                                                    8.56%                 8.46%

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

   Interests in Series A may be redeemed on a weekly basis, but were subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2001, Second Quarter 2001 and for the period from June 10, 1998 (commencement of operations) to June 29, 2001 were $3,049,302, $2,129,731 and $20,704,091, respectively. Redemptions of general interests for Year-To-Date 2001, Second Quarter 2001 and for the period from June 10, 1998 (commencement of operations) to June 29, 2001 were $26,411, $15,476 and $185,813, respectively. Additionally, Interests owned in one series of World Monitor Trust (Series A, B and C) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust on a weekly basis for as long as Interests in those Series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 29, 2001, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   The net asset value per Interest as of June 29, 2001 was $72.17, a decrease of 4.74% from the December 31, 2000 net asset value per Interest of $75.76 and a decrease of 14.74% from the March 30, 2001 net asset value per Interest of
84.65. Past performance is not necessarily indicative of future results.

   Series A's gross trading gains (losses) were ($11,000) and ($1,118,000) during Year-To-Date 2001 and Second Quarter 2001, respectively, compared to ($2,574,000) and $378,000 during Year-To-Date 2000 and Second Quarter 2000, respectively. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's Second Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting, in part, weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed's recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U.S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Interest rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short positions in U.S. government and euro bonds resulted in losses for Series A.

   Currencies (-): The Canadian dollar rose against the U.S. dollar amid signs of a weak U.S. economy and an increase of Canadian exports to the U.S., resulting in losses for short positions. Long British pound positions incurred losses as the pound reached a 15 year low against the U. S. dollar in June. After a strong
                                       8
start, the Japanese yen declined against the U.S. dollar and many European currencies as the Japanese economy exhibited signs of weakness. Long Japanese yen and short euro/yen cross-rate positions resulted in losses.

   Stock indices (-): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. S&P 500 and DAX positions resulted in losses for Series A.

   Energies (-): Long crude and heating oil positions resulted in losses as increased inventories and weakening demand drove prices downward.

   Metals (+): Gold prices rallied to a ten month high in May before reversing course amid rumors that Russia would sell a portion of its gold reserve. Short gold positions resulted in gains for Series A. Rate cuts by U.S. and European central banks stirred fears of inflation driving metal prices higher. Long copper positions resulted in gains.

   Series A's average net asset levels during Year-To-Date 2001 and Second Quarter 2001 have decreased from Year-To-Date 2000 and Second Quarter 2000, respectively, primarily due to redemptions during 2001 and 2000. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series A, as well as commissions and management fees incurred, as further discussed below.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $441,000 and $234,000 during Year-To-Date 2001 and Second Quarter 2001, respectively, as compared to Year-To-Date 2000 and Second Quarter 2000, respectively, due to the decrease in net assets, as discussed above, as well as the decline in interest rates during 2001 versus 2000.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $520,000 and $258,000 during Year-To-Date 2001 and Second Quarter 2001, respectively, as compared to Year-To-Date 2000 and Second Quarter 2000, respectively, due to the decrease in net assets, as discussed above.

   Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by Eagle Trading Systems, Inc. (the 'Trading Advisor') to trade Series A's assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate the initial advisory agreement and enter into a new advisory agreement effective March 21, 2000.

   Pursuant to the new advisory agreement, the Trading Advisor is paid a weekly management fee at an annual rate of 1% of Series A's net asset value until the net asset value per Interest is at least $80 for a period of 10 consecutive business days, at which time the weekly management fee will be increased to an annual rate of 2% (i.e., the rate pursuant to the initial advisory agreement). Additionally, although the term of the new advisory agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the initial advisory agreement before an incentive fee is paid. Furthermore, the new advisory agreement resets the net asset value for purposes of its termination provisions (see Note C to the financial statements). The new advisory agreement may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

   All trading decisions for Series A are made by the Trading Advisor. Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased $117,000 and $33,000 during Year-To-Date 2001 and Second Quarter 2001, respectively, as compared to Year-To-Date 2000 and Second Quarter 2000, respectively, due to the decrease in net assets as discussed above. The reduction in the management fee from an annual rate of 2% of Series A's net asset value to 1% during March 2000, as discussed above, also contributed to the $117,000 decrease.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were paid during Year-To-Date 2001 or Year-To-Date 2000.

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

      (b) Reports on Form 8-K--None
                                       10

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Series A has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 10, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11