Form 10-Q
period 2001-09-28
WORLD MONITOR TRUST SERIES A
filed 2001-11-09
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 28, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-25785

                         WORLD MONITOR TRUST--SERIES A
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                    13-3985040
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
                                            (I.R.S. Employer Identification No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 28,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 5,245,674       $8,755,205
Net unrealized gain on open futures contracts                              915,197          531,296
Accrued interest receivable                                                    675               --
                                                                      -------------     ------------
Total assets                                                           $ 6,161,546       $9,286,501
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $    58,650       $    3,042
Commissions payable                                                         33,144           64,688
Management fees payable                                                      4,463            9,311
                                                                      -------------     ------------
Total liabilities                                                           96,257           77,041
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (76,660.837 and 120,332.109 interests
  outstanding)                                                           5,995,293        9,115,823
General interests (895 and 1,236 interests outstanding)                     69,996           93,637
                                                                      -------------     ------------
Total trust capital                                                      6,065,289        9,209,460
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 6,161,546       $9,286,501
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     78.21       $    75.76
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period from     For the period from     For the period from     For the period from
                                   January 1, 2001 to      January 1, 2000 to       June 30, 2001 to         July 1, 2000 to
                                   September 28, 2001      September 29, 2000      September 28, 2001      September 29, 2000
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions                $ 127,759              $(4,815,778)             $(217,272)             $  (612,477)
Change in net unrealized
  gain/loss on open commodity
  positions                               383,901                1,323,310                739,704                 (306,270)
Interest income                           262,181                  958,425                 50,439                  305,593
                                      -----------         ---------------------       -----------         ---------------------
                                          773,841               (2,534,043)               572,871                 (613,154)
                                      -----------         ---------------------       -----------         ---------------------
EXPENSES
Commissions                               407,958                1,172,636                107,171                  351,873
Management fees                            52,561                  201,623                 13,809                   45,415
                                      -----------         ---------------------       -----------         ---------------------
                                          460,519                1,374,259                120,980                  397,288
                                      -----------         ---------------------       -----------         ---------------------
Net income (loss)                       $ 313,322              $(3,908,302)             $ 451,891              $(1,010,442)
                                      -----------         ---------------------       -----------         ---------------------
                                      -----------         ---------------------       -----------         ---------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                       $ 310,552              $(3,869,174)             $ 446,487              $(1,000,114)
                                      -----------         ---------------------       -----------         ---------------------
                                      -----------         ---------------------       -----------         ---------------------
General interests                       $   2,770              $   (39,128)             $   5,404              $   (10,328)
                                      -----------         ---------------------       -----------         ---------------------
                                      -----------         ---------------------       -----------         ---------------------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                              $    3.29              $    (13.42)             $    5.62              $     (3.74)
                                      -----------         ---------------------       -----------         ---------------------
                                      -----------         ---------------------       -----------         ---------------------
Weighted average number of
  limited and general interests
  outstanding                              95,272                  291,288                 80,376                  270,467
                                      -----------         ---------------------       -----------         ---------------------
                                      -----------         ---------------------       -----------         ---------------------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000              121,568.109     $9,115,823     $ 93,637      $9,209,460
Net income                                                       310,552        2,770         313,322
Redemptions                                   (44,012.272)    (3,431,082)     (26,411 )    (3,457,493)
                                              -----------     ----------     ---------     ----------
Trust capital--September 28, 2001              77,555.837     $5,995,293     $ 69,996      $6,065,289
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series A ('Series A') as of September 28, 2001 and the results of its operations for the periods from January 1, 2001 to September 28, 2001 ('Year-To-Date 2001'), January 1, 2000 to September 29, 2000 ('Year-To-Date 2000'), June 30, 2001 to September 28, 2001 ('Third Quarter 2001') and July 1, 2000 to September 29, 2000 ('Third Quarter 2000'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   The costs charged to Series A for brokerage services for Year-To-Date 2001, Year-To-Date 2000, Third Quarter 2001 and Third Quarter 2000 were $407,958, $1,172,636, $107,171 and $351,873, respectively.

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

   As of September 28, 2001, a non-U.S. affiliate of the Managing Owner owns
101.112 limited interests of Series A.

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

   PSI, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading (subject to the opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At September 28, 2001, such segregated assets totalled $3,894,795. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures trading, which totalled $2,266,076 at September 28, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC promulgated rules that allow futures commission merchants to permit certain customers, including Series A, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series A were to opt out, its funds could be held in a broader and riskier range of investments.

   As of September 28, 2001, Series A's open futures contracts mature within three months.

   At September 28, 2001 and December 31, 2000, the fair value of open futures contracts were:

                                                  2001                           2000
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
  Domestic exchanges
     Interest rates                    $   87,296     $        --     $  344,677     $        --
     Currencies                           105,556              --        202,200              --
     Commodities                          358,560              --         36,563          37,300
  Foreign exchanges
     Interest rates                       201,834          10,829        492,521          23,022
     Stock indices                             --              --         66,353              --
     Commodities                          172,780              --             --         550,696
                                       ----------     -----------     ----------     -----------
                                       $  926,026     $    10,829     $1,142,314     $   611,018
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

D. Financial Highlights

                                                           Year-To-Date 2001    Third Quarter 2001
                                                           -----------------    ------------------
   Performance per Interest
     Net asset value, beginning of period                       $ 75.76              $  72.17
                                                           -----------------       ----------
     Net realized gain and change in net unrealized
        gain/loss on commodity transactions                        4.60                  6.92
     Interest income                                               2.64                   .63
     Expenses                                                     (4.79)                (1.51)
                                                           -----------------       ----------
     Increase for the period                                       2.45                  6.04
                                                           -----------------       ----------
     Net asset value, end of period                             $ 78.21              $  78.21
                                                           -----------------       ----------
                                                           -----------------       ----------
   Total return                                                    3.23%                 8.37%
   Ratio to average net assets
     Interest income                                               4.89%                 3.62%
     Expenses                                                      8.59%                 8.68%

E. Subsequent Event

   In accordance with the advisory agreement between Series A, the Managing Owner and Eagle Trading Systems, Inc. (the 'Trading Advisor'), effected on March 21, 2000, the Trading Advisor is paid a weekly management fee at an annual rate of 1% of Series A's net asset value until the net asset value per Interest is at least $80 for a period of 10 consecutive business days, at which time the weekly management fee will increase to an annual rate of 2%. Effective October 31, 2001, Series A sustained a net asset value per Interest greater than $80 for 10 consecutive business days. As a result, the Trading Advisor will be paid a weekly management fee at an annual rate of 2% beginning on November 1, 2001.

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

   Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for Year-To-Date 2001, Third Quarter 2001 and for the period from June 10, 1998 (commencement of operations) to September 28, 2001 were $3,431,082, $381,780 and $21,085,871, respectively. Redemptions of general interests for Year-To-Date 2001, and for the period from June 10, 1998 (commencement of operations) to September 28, 2001 were $26,411 and $185,813, respectively. Additionally, Interests owned in one series of World Monitor Trust (Series A, B and C) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust on a weekly basis for as long as Interests in those Series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 28, 2001, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   After the attacks of September 11th, the Managing Owner contacted the Trading Advisor who reported that there was no material disruption to its ability to follow its trading systems and to function normally. Additionally, there was no material disruption to the Managing Owner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Interest as of September 28, 2001 was $78.21, an increase of 3.23% from the December 31, 2000 net asset value per Interest of $75.76 and an increase of 8.37% from the June 29, 2001 net asset value per Interest of $72.17. Past performance is not necessarily indicative of future results.

   Series A's gross trading gains (losses) were $512,000 and $522,000 during Year-To-Date 2001 and Third Quarter 2001, respectively, compared to $(3,492,000) and $(919,000) during Year-To-Date 2000 and Third Quarter 2000, respectively. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's Third Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indices recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit, rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro, all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and the Swiss National Central Bank, who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Indices (+): The attacks on September 11th further weakened slowing global economies and declining equity markets. Short positions in the Euro DAX, London FTSE and S&P 500 resulted in gains for Series A.

   Metals (+): Short copper and aluminum positions resulted in gains as fears of a global economic recession and decreasing industrial production lowered prices of industrial commodities. Long gold positions resulted in gains as gold prices rose in the wake of the September 11th attacks.

   Interest rates (+): Long U.S. and European bond positions resulted in gains throughout the quarter as many central banks lowered interest rates in an effort to boost weakening economies.

   Energies (+): Energy prices fell from their September 11th peak on concerns that demand will wane due to weakening global economies. Short natural gas positions resulted in gains.

   Currencies (-): Short euro, Japanese yen, Swiss franc and British pound positions incurred losses for Series A as these currencies strengthened against the U.S. dollar. The U.S. dollar continued to decline against foreign currencies after September 11th as investors sought to decrease their exposure to the dollar.

   Series A's average net asset levels during Year-To-Date 2001 and Third Quarter 2001 have significantly decreased from Year-To-Date 2000 and Third Quarter 2000, respectively, primarily due to redemptions during 2001 and 2000. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series A, as well as commissions and management fees incurred, as further discussed below.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $696,000 and $255,000 during Year-To-Date 2001 and Third Quarter 2001, as compared to Year-To-Date 2000 and Third Quarter 2000, respectively, due to the decrease in net assets, as discussed above, as well as a decline in interest rates during 2001 versus 2000.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $765,000 and $245,000 during Year-To-Date 2001 and Third Quarter 2001, as compared to Year-To-Date 2000 and Third Quarter 2000, respectively, due to the decrease in net assets, as discussed above.

   Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by the Trading Advisor to trade Series A's assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate the initial advisory agreement and enter into a new advisory agreement effective March 21, 2000.

   Pursuant to the new advisory agreement, the Trading Advisor is paid a weekly management fee at an annual rate of 1% of Series A's net asset value until the net asset value per Interest is at least $80 for a period of 10 consecutive business days, at which time the weekly management fee will be increased to an annual rate of 2% (i.e., the rate pursuant to the initial advisory agreement). Effective October 31, 2001, Series A sustained a net asset value per Interest greater than $80 for 10 consecutive business days. As a result, the Trading Advisor will be paid a weekly management fee at an annual rate of 2% beginning on November 1, 2001. Additionally, although the term of the new advisory agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the initial advisory agreement before an incentive fee is paid. Furthermore, the new advisory agreement resets the net asset value for purposes of its termination provisions (see Note C to the financial statements). The new advisory agreement may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

   All trading decisions for Series A are made by the Trading Advisor. Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased $149,000 and $32,000 during Year-To-Date 2001 and Third Quarter 2001, as compared to Year-To-Date 2000 and Third Quarter 2000, respectively, due to the decrease in net assets as discussed above. The reduction in the management fee from an annual rate of 2% of Series A's net asset value to 1% during March 2000, as discussed above, also contributed to the $149,000 decrease.

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management
Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 9, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer