Form 10-K
period 2001-12-31
WORLD MONITOR TRUST SERIES A
filed 2002-03-28
CIK 1051822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

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

                                 None
--------------------------------------------------------------------------------

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

   Registrant's Annual Report to Interest holders for the year ended December 31, 2001 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                               Index to exhibits can be found on pages 9 and 10.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4


PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     6

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     6
Item 11    Executive Compensation...........................................................     8
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     8
Item 13    Certain Relationships and Related Transactions...................................     8

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     9
           Financial Statements and Financial Statement Schedules...........................     9
           Exhibits.........................................................................     9
           Reports on Form 8-K..............................................................    10

SIGNATURES..................................................................................    11


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

   Series A (the 'Registrant') is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

The Offering

   Beneficial interests in each Series ('Interests') are offered once each week until each Series' subscription maximum has been issued either through sale or exchange or until the managing owner of the Registrant, Prudential Securities Futures Management Inc. (the 'Managing Owner'), suspends the offering of Interests. On June 10, 1998, a sufficient number of subscriptions for each Series had been received and accepted by the managing owner to permit each Series to commence trading. The Registrant completed its initial offering with gross proceeds of $6,039,177 from the sale of 59,631.775 limited interests and
760.000 general interests. General interests were sold exclusively to the managing owner.

   Series A was offered until it achieved its subscription maximum of $34,000,000 during November 1999. Interests in Series B and Series C will continue to be offered on a weekly basis at the then current net asset value per Interest until the Managing Owner suspends the offering of Interests or the subscription maximum of $33,000,000 for each Series is sold ('Continuous Offering Period'). On February 25, 2002, the Managing Owner elected to suspend the offering of Interests in Series B and Series C upon the expiration of current selling registrations. The registration expired in many states on March 24, 2002 and all registrations will expire by April 30, 2002. While the Managing Owner does not anticipate doing so, it may, at its election, reinstate the offering of Interests in Series B and Series C in the future.

Managing Owner and its Affiliates

   The Managing Owner of the Registrant is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. PSI is the selling agent for the Registrant, as well as its commodity broker. The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it has made contributions (and in return has received general interests) as were necessary to meet this requirement.

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

   Pursuant to the New Advisory Agreement, the Trading Advisor was to be paid a weekly management fee at an annual rate of 1% of the Registrant's net asset value until the net asset value per Interest was at least $80 for a period of at least 10 consecutive business days, at which time the weekly management fee was to be increased to an annual rate of 2% (i.e. the rate pursuant to the Initial Advisory Agreement). Effective October 31, 2001, Series A sustained a net asset value per Interest greater than $80 for 10 consecutive business days. As a result, the Trading Advisor has been paid a weekly management fee at an annual rate of 2% since November 1, 2001. Series A also pays its Trading Advisor a quarterly incentive fee equal to 23% of Series A's 'New High Net Trading Profits' (as defined in the New Advisory Agreement). The incentive fee accrues weekly. Additionally, although the term of the New Advisory Agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the Initial Advisory Agreement before an incentive fee is paid. Furthermore, the New Advisory Agreement resets the net asset value for purposes of its termination provisions. The New Advisory Agreement may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement, as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to limited owners for the year ended December 31, 2001 (the 'Registrant's 2001 Annual Report'), which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note A to the Registrant's 2001 Annual Report, which is filed as an exhibit hereto.

   A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Interests may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Additionally, Interests owned in one series of the Trust (Series A, B or C) may be exchanged, without any charge, for

Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public. (See also Item 1, Business, for information regarding the suspension of the offering of Interests.) Once the suspension of the offering of Interests takes effect, Interests owned in one series of the Trust may no longer be exchanged for Interests of one or more other Series. Exchanges and redemptions are calculated based on the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 21, 2002, there were 668 holders of record owning 67,873.831 Interests, which includes 764.000 general interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 12 of the Registrant's 2001 Annual Report, which is filed as an exhibit hereto.

                                       Year ended December 31,             Period from June 10, 1998
                              -----------------------------------------   (commencement of operations)
                                 2001           2000           1999           to December 31, 1998
                              -----------    -----------    -----------   ----------------------------
Total revenues (including
  interest)                   $   949,217    $  (277,351)   $(3,514,892)          $    343,726
                              -----------    -----------    -----------       ----------------
                              -----------    -----------    -----------       ----------------
Net income (loss)             $   344,316    $(1,894,682)   $(5,211,460)          $   (171,858)
                              -----------    -----------    -----------       ----------------
                              -----------    -----------    -----------       ----------------
Net income (loss) per
  weighted average Interest   $      3.84    $     (7.42)   $    (27.31)          $      (1.96)
                              -----------    -----------    -----------       ----------------
                              -----------    -----------    -----------       ----------------
Total assets                  $ 5,636,106    $ 9,286,501    $27,511,754           $ 11,266,863
                              -----------    -----------    -----------       ----------------
                              -----------    -----------    -----------       ----------------
Net asset value per
  Interest                    $     78.23    $     75.76    $     77.25           $      98.31
                              -----------    -----------    -----------       ----------------
                              -----------    -----------    -----------       ----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 13 through 17 of the Registrant's 2001 Annual Report, which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 12 of the Registrant's 2001 Annual Report, which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000 are summarized below:

                                                                              For the period     For the period
                                     For the period      For the period       from June 30,      from September
                                    from January 1,      from March 31,          2001 to           29, 2001 to
                                     2001 to March      2001 to June 29,      September 28,       December 31,
                                        30, 2001              2001                 2001               2001
                                    ----------------    -----------------    ----------------    ---------------
Total Revenues (including
  interest)                            $1,242,288          $(1,041,318)          $572,871           $ 175,376
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Total Revenues (including
  interest) less commissions           $1,065,113          $(1,164,930)          $465,700           $  56,038
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Net income (loss)                      $1,042,286          $(1,180,855)          $451,891           $  30,994
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Net income (loss) per weighted
  average Interest                     $     8.91          $    (13.35)          $   5.62           $     .42
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------

                                                                              For the period     For the period
                                     For the period      For the period        from July 1,      from September
                                    from January 1,       from April 1,          2000 to           30, 2000 to
                                     2000 to March      2000 to June 30,      September 29,       December 31,
                                        31, 2000              2000                 2000               1999
                                    ----------------    -----------------    ----------------    ---------------
Total Revenues (including
  interest)                           $ (2,609,781)         $ 688,892          $   (613,154)       $ 2,256,692
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Total Revenues (including
  interest) less commissions          $ (3,048,606)         $ 306,654          $   (965,027)       $ 2,041,664
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Net income (loss)                     $ (3,155,511)         $ 257,651          $ (1,010,442)       $ 2,013,620
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------
Net income (loss) per weighted
  average Interest                    $     (10.11)         $     .88          $      (3.74)       $     12.46
                                    ----------------    -----------------    ----------------    ---------------
                                    ----------------    -----------------    ----------------    ---------------

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

   The directors and executive officers of the Managing Owner and their positions with respect to the Registrant are as follows:

            Name                                      Position
Alex H. Ladouceur               Chairman of the Board of Directors and Director
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director
Thomas T. Bales                 Vice President
David Buchalter                 Secretary

   ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. ('Seaport Futures'), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined PSI in August 2001 as Executive Vice President, Head of the Global Derivatives division. He is responsible for all operating activities of PSI's Global Derivatives division including sales and trading, foreign exchange, base and precious metals, and the trading floors. In addition, Mr. Ladouceur has responsibility for Alternative Investment Strategies. Mr. Ladouceur joined PSI from Credit Lyonnais Rouse Ltd. ('CLR'), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products. Mr. Ladouceur earned his bachelor's degree in Economics from the University of Calgary in Alberta, Canada, and his master's degree in European Studies from the College of Europe in Bruges, Belgium.

   ELEANOR L. THOMAS, born 1954, has been a Director and President of the Managing Owner since September 2000 and was a Director and Executive Vice President from April 1999 to September 2000. She was a First Vice President of the Managing Owner and Seaport Futures from October 1998 to April 1999 and a Director and the President of Seaport Futures since such date. Ms. Thomas is a Senior Vice President and the Director of Alternative Investment Strategies at PSI. She is responsible for origination, asset allocation, due diligence, marketing and sales for the group's product offerings. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. She graduated Summa Cum Laude from Long Island University with a B.A. in English Literature, and graduated Baruch College in 1986 with an M.B.A. in Accounting. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, born 1948, became the Treasurer and Chief Financial Officer of the Managing Owner in May 1990, at which time she also became the Treasurer and Chief Financial Officer of Seaport Futures. In 1998, she relinquished her position as Treasurer of the Managing Owner and Seaport Futures. She is a Senior Vice President of PSI and is the Vice President-Finance and the Chief Financial Officer of various entities affiliated with PSI. She has been employed by PSI since 1983. Ms. Brooks is a certified public accountant.

   GUY S. SCARPACI, born 1947, has been a Director of the Managing Owner since July 1987 and was Assistant Treasurer from May 1988 until December 1989. In addition, Mr. Scarpaci has been a Director of Seaport Futures since May 1989. Mr. Scarpaci was first affiliated with the Managing Owner in July 1987. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974, and he is currently a Senior Vice President of the Global Derivatives division.

   TAMARA B. WRIGHT, born 1959, has been a Senior Vice President of the Managing Owner and Seaport Futures since October 1998 and a Director of the Managing Owner since December 1998. She is also a Senior Vice President and the Chief Administrative Officer for the International Division at PSI. In this capacity, her responsibilities include financial management, risk management, systems implementation, employment matters and internal control policies and procedures. Previously, Mrs. Wright served as Director of Consumer Markets Risk Management, where she led the Domestic and International Branch efforts in ensuring the timely resolution of audit, compliance and legal concerns. Prior to joining the firm, Mrs. Wright was a manager with PricewaterhouseCoopers LLP in its Management Consulting division in New York, New York.

   THOMAS T. BALES, born 1959, is a Vice President of the Managing Owner. He is also a Senior Vice President of Futures Administration in the Global Derivatives division for PSI, and he serves in various capacities for other affiliated companies. Prior to joining the Global Derivatives division, Mr. Bales served as in-house counsel in the Law Department of PSI from October 1987 through May 1996. Mr. Bales joined PSI in November 1981 as an Analyst in the Credit Analysis Department and later served as a Section Manager.

   DAVID BUCHALTER, born 1958, has been the Secretary of both the Managing Owner and Seaport Futures since October 1996. Mr. Buchalter is a Senior Vice President and is Senior Counsel in the Law Department of PSI. Prior to joining PSI in January 1992, Mr. Buchalter was associated with the law firm of Rosenman & Colin LLP from April 1988 to January 1992. Prior to that, from May 1983 though March 1988, Mr. Buchalter served as in-house counsel for Shearson Lehman Hutton, Inc. and its predecessor firm, E.F. Hutton & Co., Inc.

   Effective March 2001, A. Laurence Norton, Jr. resigned as a Director of both the Managing Owner and Seaport Futures. Additionally, Steven Carlino resigned as Vice President and Treasurer for both the Managing Owner and Seaport Futures effective March 2002.

   Effective November 2001, Alex H. Ladouceur was elected by the Board of Directors of the Managing Owner as Chairman of the Board and he has served as Chairman of the Board of Seaport Futures since November 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2002, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 21, 2002, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 21, 2002, no owners of limited interests beneficially own more than five percent (5%) of the limited interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2001 Annual Report, which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable, if any, for their services.

                                    PART IV

                                                                                         Annual Report
                                                                                          Page Number
                                                                                         -------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       1.   Financial Statements and Report of Independent
               Accountants--incorporated by reference to the Registrant's 2001 Annual
               Report, which is filed as an exhibit hereto

               Report of Independent Accountants                                               2

               Financial Statements:

               Statements of Financial Condition--December 31, 2001 and 2000                   3

               Condensed Schedule of Investments--At December 31, 2001                         4

               Statements of Operations--Three years ended December 31, 2001                   5

               Statements of Changes in Trust Capital--Three years ended December 31,
               2001                                                                            5

               Notes to Financial Statements                                                   6

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

        13.1   Registrant's 2001 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
               Report on Form 10-K, no other information or data appearing in the
               Registrant's 2001 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

World Monitor Trust--Series A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Barbara J. Brooks                    Date: March 28, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Alex H. Ladouceur                     Date: March 28, 2002
    -----------------------------------------
    Alex H. Ladouceur
    Chairman of the Board of Directors and
    Director

    By: /s/ Eleanor L. Thomas                     Date: March 28, 2002
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 28, 2002
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer (chief accounting
    officer)

    By: /s/ Guy S. Scarpaci                       Date: March 28, 2002
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director