Form 10-Q
period 2002-05-13
WORLD MONITOR TRUST SERIES A
filed 2002-05-13
CIK 1051822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 29, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 29,      December 31,
                                                                           2002            2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $4,884,082      $5,425,959
Net unrealized gain on open futures contracts                              182,081         210,147
Accrued interest receivable                                                    555              --
                                                                        ----------     ------------
Total assets                                                            $5,066,718      $5,636,106
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   36,144      $   34,930
Redemptions payable                                                         16,808           8,618
Management fees payable                                                      9,571             919
                                                                        ----------     ------------
Total liabilities                                                           62,523          44,467
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (66,592.135 and 70,712.634 interests outstanding)      4,947,438       5,531,871
General interests (764 interests outstanding)                               56,757          59,768
                                                                        ----------     ------------
Total trust capital                                                      5,004,195       5,591,639
                                                                        ----------     ------------
Total liabilities and trust capital                                     $5,066,718      $5,636,106
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')          $    74.29      $    78.23
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  March 29, 2002                    December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $   28,875                          $   10,350
  Interest rates                                                109,862                             (59,552)
  Currencies                                                         --                             100,156
  Commodities                                                    48,640                             (34,889)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       3.74%            187,377            0.29%             16,065
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                 36,551                                  --
  Currencies                                                    (77,910)                            165,632
  Commodities                                                    36,063                              28,450
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    (.11)             (5,296)           3.47             194,082
                                             ------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                 3.63%         $  182,081            3.76%         $  210,147
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                (.06)%        $   (2,823)          (1.24)%        $  (69,132)
  Euro                                         1.17              58,612           (0.46)            (25,874)
  Japanese yen                                 2.19             109,862            2.17             121,044
  U.S. dollar                                   .33              16,430            3.29             184,109
                                             ------        --------------        ------        --------------
     Total                                     3.63%         $  182,081            3.76%         $  210,147
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
------------------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              For the period from    For the period from
                                                              January 1, 2002 to     January 1, 2001 to
                                                                March 29, 2002         March 30, 2001
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                $  (156,258)           $   402,482
Change in net unrealized gain on open commodity positions             (28,066)               704,799
Interest income                                                        28,122                135,007
                                                              -------------------    -------------------
                                                                     (156,202)             1,242,288
                                                              -------------------    -------------------

EXPENSES
Commissions                                                            97,172                177,175
Management fees                                                        25,040                 22,827
                                                              -------------------    -------------------
                                                                      122,212                200,002
                                                              -------------------    -------------------
Net income (loss)                                                 $  (278,414)           $ 1,042,286
                                                              -------------------    -------------------
                                                              -------------------    -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                 $  (275,403)           $ 1,031,116
                                                              -------------------    -------------------
                                                              -------------------    -------------------
General interests                                                 $    (3,011)           $    11,170
                                                              -------------------    -------------------
                                                              -------------------    -------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted average limited and general
  interest                                                        $     (4.01)           $      8.91
                                                              -------------------    -------------------
                                                              -------------------    -------------------
Weighted average number of limited and general interests
  outstanding                                                          69,413                116,984
                                                              -------------------    -------------------
                                                              -------------------    -------------------
--------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001               71,476.634     $5,531,871     $ 59,768      $5,591,639
Net loss                                                        (275,403)      (3,011 )      (278,414)
Redemptions                                    (4,120.499)      (309,030)          --        (309,030)
                                              -----------     ----------     ---------     ----------
Trust capital--March 29, 2002                  67,356.135     $4,947,438     $ 56,757      $5,004,195
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
         The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 29, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series A ('Series A') as of March 29, 2002 and the results of its operations for the period from January 1, 2002 to March 29, 2002 ('First Quarter 2002') and January 1, 2001 to March 30, 2001 ('First Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series A's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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

   The costs charged to Series A for brokerage services for First Quarter 2002 and First Quarter 2001 were $97,172 and $177,175, respectively.

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

   As of March 29, 2002, a non-U.S. affiliate of the Managing Owner owned
101.112 limited interests of Series A.

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

Market Risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series A's net assets being traded, significantly exceeds Series A's future cash requirements since Series A intends to close out its open positions prior to settlement. As a result, Series A is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series A considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series A's commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when Series A enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series A to unlimited risk.

   Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series A holds and the liquidity and inherent volatility of the markets in which Series A trades.

Credit Risk

   When entering into futures or forward contracts, Series A is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series A enters into forward transactions, the sole counterparty is PSI, Series A's commodity broker. Series A has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series A's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series A.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series A and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series A, the Managing Owner and the trading advisor, Series A shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the effective date of the advisory agreement (i.e., March 2000). Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series A will liquidate its positions, and eventually dissolve, if Series A experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series A.

   PSI, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 29, 2002, such segregated assets totalled $2,720,951.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures trading, which totalled $2,345,212 at March 29, 2002. There are no segregation requirements for assets related to forward trading.

   As of March 29, 2002, Series A's open futures contracts mature within three months.

D. Financial Highlights

                                                              First Quarter       First Quarter
                                                                   2002                2001
                                                              --------------    ------------------
   Performance per Interest
     Net asset value, beginning of period                        $  78.23            $  75.76
                                                              --------------       ----------
     Net realized gain (loss) and change in net unrealized
        gain on commodity transactions                              (2.58)               9.45
     Interest income                                                  .40                1.15
     Expenses                                                       (1.76)              (1.71)
                                                              --------------       ----------
     Increase (decrease) for the period                             (3.94)               8.89
                                                              --------------       ----------
     Net asset value, end of period                              $  74.29            $  84.65
                                                              --------------       ----------
                                                              --------------       ----------
   Total return                                                     (5.04)%             11.73%
   Ratio to average net assets (annualized)
     Interest income                                                 2.15%               5.77%
     Expenses                                                        9.35%               8.55%

      These financial highlights represent the overall results of Series A during First Quarter 2002 and First Quarter 2001. An individual limited owner's actual results may differ depending on the timing of redemptions.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series A commenced operations on June 10, 1998 with gross proceeds of $6,039,177 allocated to commodities trading. Interests in Series A continued to be offered weekly until Series A achieved its subscription maximum of $34,000,000 during November 1999. The Managing Owner elected to suspend the offering of Interests in World Monitor Trust--Series B and World Monitor Trust--Series C and allowed all selling registrations to expire by April 30, 2002. As such, Interest owned in one series of World Monitor Trust may no longer be exchanged for Interests of one or more other series of World Monitor Trust.

   Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for First Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to March 29, 2002 were $309,030 and $21,888,618, respectively. Redemptions of general interests for the period from June 10, 1998 (commencement of operations) to March 29, 2002 were $196,740. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 29, 2002, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   The net asset value per Interest as of March 29, 2002 was $74.29, a decrease of 5.04% from the December 31, 2001 net asset value per Interest of $78.23. Past performance is not necessarily indicative of future results.

   Series A's gross trading gains (losses) were $(184,000) during First Quarter 2002 compared to $1,107,000 during First Quarter 2001. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's First Quarter 2002 trading results is presented below.

Quarterly Market Overview

   While the first quarter of 2002 was generally characterized by continued weakness in global economies, there was definite evidence of economic recovery. The combination of post September 11th economic activity, infusions of government spending and unseasonably warm weather helped jumpstart the economy during the first quarter. Jobless claims moderated to levels that suggested that the labor market was no longer contracting, manufacturing activity increased slightly and consumer spending and housing activity remained stable, helping the economy achieve a 5.8% growth rate for the quarter. U.S. economic recovery helped boost global growth, but to a lesser extent than that in the U.S. The U.K.'s economy expanded by 0.1% during the first quarter while economic activity in Europe and Canada remained stable. The Japanese economy remained weak.

   Global bond markets trended lower through most of the first quarter amid growing prospects for imminent interest rate hikes by central banks. In the U.S., interest rates rose towards the end of the quarter in response to stronger than expected economic data and indications that the Federal Reserve (the 'Fed') would lean towards increasing rates in the near future. The Fed kept rates unchanged at 1.75% during its two meetings this quarter, a marked change from the eleven rate decreases in 2001. Additionally, the Fed shifted its perception of the economy's 'balance of risks' from 'economic weakness' to 'balanced' during the March 19th meeting. This reinforced comments made by Alan Greenspan, the Fed's Chairman, during his congressional testimony where he stated that recent evidence suggests an economic expansion is under way. European and Australian interest rate instruments fell amid indications that the global recession is showing signs of abatement. Conversely, Japanese interest rates declined as a result of weak economic data in Japan despite the short-term rise in the stock market.

   Equity indices began the quarter choppily due to a continuing weak economy and concerns about balance sheet reporting and accounting irregularities. Stock markets climbed towards mid-quarter as a result of positive data and hopes of an economic recovery. U.S. stock markets moved upward as a result of Fed Chairman Alan Greenspan's testimony to Congress that economic expansion was well under way. Despite continued weakness in the Japanese economy, the Nikkei rallied in March to its highest level since August.

   In foreign exchange markets, the U.S. dollar remained strong against most major foreign currencies as the U.S. economy exhibited signs of recovery. The Japanese yen started the quarter down against the U.S. dollar, but rose towards quarter-end as a result of a rally in the Japanese stock market and investors repatriating capital in anticipation of Japan's March 31st fiscal year-end. Most European currencies and the euro were weak early in the quarter but rallied in March amid hopes of an economic recovery.

   Energy markets were volatile at the beginning of the quarter, but rose toward quarter-end as the escalating conflict in the Middle East prompted fears of an interruption in supplies. This, together with hopes for increased U.S. energy demand due to a recovering economy, reinforced the normal seasonal upward pressure on energy prices. In particular, crude oil reached a six-month high at the end of the quarter as the conflict in the Middle East gained momentum. Natural gas prices moved higher in March as the American Gas Association released better than expected storage numbers. Expectations for colder March weather, together with concerns regarding the safety of nuclear power plants, helped drive prices higher.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Metals (-): Precious metals rallied due to uncertainty in world economic markets, conflict in the Middle East and the desire of Japanese investors to hold gold as a store of value. Short gold positions resulted in losses.

   Stock indices (-): Short positions in the Nikkei Dow, S&P 500 and Euro DAX resulted in losses as equity indices rose amid optimism regarding an economic recovery.

   Energies (-): Energy prices rose as the conflict in the Middle East intensified resulting in losses for short natural gas positions.

   Currencies (-): Short euroyen positions incurred losses as the yen was bolstered by the repatriation of capital in anticipation of Japan's March 31st fiscal year-end. Long British pound positions resulted in losses as this currency weakened against the U.S. dollar amid news of improving U.S. economic activity.

   Interest rates (+): Global bond markets fell on speculation of economic growth and news in March that the Fed shifted their view on the economy from weak to neutral. Short positions in Japanese Government Bonds resulted in gains.

   Grains (+): Short corn positions resulted in gains on rumors that China was canceling purchase orders for U.S. corn and news of an expected high U.S. crop.

   Series A's average net asset levels during First Quarter 2002 have significantly decreased from First Quarter 2001, primarily due to redemptions during 2001 and First Quarter 2002 and poor trading performance during First Quarter 2002 offset, in part, by favorable trading performance in 2001. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series A, as well as commissions and management fees incurred.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $107,000 during First Quarter 2002 as compared to First Quarter 2001 due to lower interest rates during First Quarter 2002 as compared to First Quarter 2001, as well as the decrease in net assets as discussed above.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $80,000 during First Quarter 2002 as compared to First Quarter 2001 due to the decrease in average net asset levels as discussed above.

   Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by Eagle Trading Systems, Inc. (the 'Trading Advisor') to trade Series A's assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate the initial advisory agreement ('Initial Advisory Agreement') and enter into a new advisory agreement ('New Advisory Agreement') effective March 21, 2000.

   Pursuant to the New Advisory Agreement, the Trading Advisor was to be paid a weekly management fee at an annual rate of 1% of Series A's net asset value until the net asset value per Interest was at least $80 for a period of 10 consecutive business days, at which time the weekly management fee was to be increased to an annual rate of 2% (i.e., the rate pursuant to the Initial Advisory Agreement). Effective October 31, 2001, Series A sustained a net asset value per Interest greater than $80 for 10 consecutive business days. As a result, the Trading Advisor has been paid a weekly management fee at an annual rate of 2% since November 1, 2001. Additionally, although the term of the New Advisory Agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the Initial Advisory Agreement before an incentive fee is paid. Furthermore, the New Advisory Agreement resets the net asset value for purposes of its termination provisions (see Note C to the financial statements). The New Advisory Agreement may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

   All trading decisions for Series A are made by the Trading Advisor. Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees increased $2,000 during First Quarter 2002 as compared to First Quarter 2001 primarily due to the increase in management fee rate from an annual rate of 1% of Series A's net asset value to 2% offset, in part, by the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were paid during First Quarter 2002 or First Quarter 2001.

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Barbara J. Brooks                    Date: May 13, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer