Form 10-Q
period 2002-06-28
WORLD MONITOR TRUST SERIES A
filed 2002-08-12
CIK 1051822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 28, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 28,      December 31,
                                                                           2002            2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $5,106,205      $5,425,959
Net unrealized gain on open futures contracts                              724,101         210,147
Accrued interest receivable                                                    319              --
                                                                        ----------     ------------
Total assets                                                            $5,830,625      $5,636,106
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   29,519      $   34,930
Management fees payable                                                      8,335             919
Redemptions payable                                                          1,866           8,618
                                                                        ----------     ------------
Total liabilities                                                           39,720          44,467
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (61,774.190 and 70,712.634 interests outstanding)      5,732,261       5,531,871
General interests (632 and 764 interests outstanding)                       58,644          59,768
                                                                        ----------     ------------
Total trust capital                                                      5,790,905       5,591,639
                                                                        ----------     ------------
Total liabilities and trust capital                                     $5,830,625      $5,636,106
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')          $    92.79      $    78.23
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  June 28, 2002                     December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)

-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $       --                           $ 10,350
  Interest rates                                                422,484                            (59,552)
  Currencies                                                    250,407                            100,156
  Commodities                                                    (2,903)                           (34,889)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                      11.57%            669,988            0.29%            16,065
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                  28,968                                 --
  Currencies                                                         --                            165,632
  Commodities                                                    25,145                             28,450
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            0.93              54,113            3.47            194,082
                                            -------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                12.50%         $  724,101            3.76%          $210,147
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                1.85%         $  107,424           (1.24)%         $(69,132)
  Australian dollars                           0.30              17,469              --                 --
  Euro                                         2.73             158,153           (0.46)           (25,874)
  Japanese yen                                 0.55              31,880            2.17            121,044
  U.S. dollar                                  7.07             409,175            3.29            184,109
                                            -------        --------------        ------        --------------
     Total                                    12.50%         $  724,101            3.76%          $210,147
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period from     For the period from     For the period from     For the period from
                                   January 1, 2002 to      January 1, 2001 to       March 30, 2002 to       March 31, 2001 to
                                      June 28, 2002           June 29, 2001           June 28, 2002           June 29, 2001
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $   539,545              $ 345,031              $   695,803             $   (57,451)
Change in net unrealized gain on
  open commodity positions                 513,954               (355,803)                 542,020              (1,060,602)
Interest income                             54,515                211,742                   26,393                  76,735
                                  ---------------------       -----------         ---------------------   ---------------------
                                         1,108,014                200,970                1,264,216              (1,041,318)
                                  ---------------------       -----------         ---------------------   ---------------------
EXPENSES
Commissions                                191,792                300,787                   94,620                 123,612
Management fees                             49,422                 38,752                   24,382                  15,925
                                  ---------------------       -----------         ---------------------   ---------------------
                                           241,214                339,539                  119,002                 139,537
                                  ---------------------       -----------         ---------------------   ---------------------
Net income (loss)                      $   866,800              $(138,569)             $ 1,145,214             $(1,180,855)
                                  ---------------------       -----------         ---------------------   ---------------------
                                  ---------------------       -----------         ---------------------   ---------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                      $   857,857              $(135,935)             $ 1,133,260             $(1,167,051)
                                  ---------------------       -----------         ---------------------   ---------------------
                                  ---------------------       -----------         ---------------------   ---------------------
General interests                      $     8,943              $  (2,634)             $    11,954             $   (13,804)
                                  ---------------------       -----------         ---------------------   ---------------------
                                  ---------------------       -----------         ---------------------   ---------------------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                             $     12.96              $   (1.35)             $     17.81             $    (13.35)
                                  ---------------------       -----------         ---------------------   ---------------------
                                  ---------------------       -----------         ---------------------   ---------------------
Weighted average number of
  limited and general interests
  outstanding                               66,863                102,721                   64,313                  88,457
                                  ---------------------       -----------         ---------------------   ---------------------
                                  ---------------------       -----------         ---------------------   ---------------------

------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001               71,476.634     $5,531,871     $ 59,768      $5,591,639
Net income                                                       857,857        8,943         866,800
Redemptions                                    (9,070.444)      (657,467)     (10,067)       (667,534)
                                               ----------     ----------     ---------     ----------
Trust capital--June 28, 2002                   62,406.190     $5,732,261     $ 58,644      $5,790,905
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 28, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series A ('Series A') as of June 28, 2002 and the results of its operations for the period from January 1, 2002 to June 28, 2002 ('Year-To-Date 2002'), January 1, 2001 to June 29, 2001 ('Year-To-Date 2001'), March 30, 2002
to June 28, 2002 ('Second Quarter 2002') and March 31, 2001 to June 29, 2001 ('Second Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series A is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. The Managing Owner or its affiliates perform services for Series A, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to Series A's routine operational, administrative, legal and auditing costs. Additionally, PSI or its affiliates paid the costs associated with offering Series A's Interests.

   The costs charged to Series A for brokerage services for Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001 were $191,792, $300,787, $94,620 and $123,612, respectively.

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

   As of June 28, 2002, a non-U.S. affiliate of the Managing Owner owned 101.112 limited interests of Series A.

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

Credit Risk

   When entering into futures or forward contracts, Series A is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series A enters into forward transactions, the sole counterparty is PSI, Series A's commodity broker. Series A has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series A's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series A's contracts may result in greater loss than nonperformance on all of Series A's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series A.

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

   PSI, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At June 28, 2002, such segregated assets totalled $3,044,071.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures trading, which totalled $2,786,235 at June 28, 2002. There are no segregation requirements for assets related to forward trading.

   As of June 28, 2002, Series A's open futures contracts mature within five months.

D. Financial Highlights

                                     Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                         2002            2001             2002              2001
                                     -------------   -------------   ---------------   ---------------
Performance per Interest
  Net asset value, beginning of
  period                                $ 78.23         $ 75.76          $ 74.29           $ 84.65
                                     -------------   -------------   ---------------   ---------------
  Net realized gain (loss) and
     change in net unrealized gain
     on commodity transactions            17.36           (2.32)           19.94            (11.77)
  Interest income                           .82            2.01              .41               .86
  Expenses                                (3.62)          (3.28)           (1.85)            (1.57)
                                     -------------   -------------   ---------------   ---------------
  Increase (decrease) for the
     period                               14.56           (3.59)           18.50            (12.48)
                                     -------------   -------------   ---------------   ---------------
  Net asset value, end of period        $ 92.79         $ 72.17          $ 92.79           $ 72.17
                                     -------------   -------------   ---------------   ---------------
                                     -------------   -------------   ---------------   ---------------
Total return                              18.61%          (4.74)%          24.90%           (14.74)%
Ratio to average net assets
(annualized)
  Interest income                          2.15%           5.34%            2.16%             4.65%
  Expenses                                 9.53%           8.56%            9.72%             8.46%

      These financial highlights represent the overall results of Series A during Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001. An individual limited owner's actual results may differ depending on the timing of redemptions.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series A commenced operations on June 10, 1998 with gross proceeds of $6,039,177 allocated to commodities trading. Interests in Series A continued to be offered weekly until Series A achieved its subscription maximum of $34,000,000 during November 1999. The Managing Owner suspended the offering of Interests in World Monitor Trust--Series B and World Monitor Trust--Series C and allowed all selling registrations to expire by April 30, 2002. As such, Interests owned in one series of World Monitor Trust may no longer be exchanged for Interests of one or more other series of World Monitor Trust.

   Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for Year-To-Date 2002, Second Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to June 28, 2002 were $657,467, $348,437 and $22,237,055, respectively. Redemptions of general interests for Year-To-Date 2002 and for the period from June 10, 1998 (commencement of operations) to June 28, 2002 were $10,067 and $206,807. No general interests were redeemed during Second Quarter 2002. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 28, 2002, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   The net asset value per Interest as of June 28, 2002 was $92.79, an increase of 18.61% from the December 31, 2001 net asset value per Interest of $78.23, and an increase of 24.90% from the March 29, 2002 net asset value per Interest of $74.29. Past performance is not necessarily indicative of future results.

   Series A's gross trading gains (losses) were $1,053,000 and $1,238,000 during Year-To-Date 2002 and Second Quarter 2002, compared to $(11,000) and $(1,118,000) during Year-To-Date 2001 and Second

Quarter 2001, respectively. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's Second Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Despite reports by the Federal Reserve Board (the 'Fed') indicating that overall economic activity expanded at a moderate pace during the second quarter of 2002, investor sentiment remained bleak. Most major U.S. equity indices reached new lows as investor confidence worldwide was battered by reports of corporate leadership misconduct and accounting irregularities. Continued uncertainty in the Middle East and weaker than expected second quarter corporate earnings added to investor uncertainty. The U.S. dollar fell against most major foreign currencies during the quarter, while the price of interest rate instruments rose. In the U.S., residential real estate markets generally remained robust, but weakness persisted in most commercial markets. Retail sales were generally flat and labor markets remained weak. Consumer spending and manufacturing activity, which helped boost U.S. economic growth in previous quarters, remained stagnant at a relatively high level. Additionally, continued softness in the labor markets helped weaken consumer confidence. European and Asian economic activity mirrored that of the U.S., but to a lesser extent.

   Global equity markets moved sharply lower throughout the quarter as investor confidence collapsed in response to concerns about accounting transparency at some firms, heightened tension in the Middle East, and decreased corporate sales and profits. This resulted in investors re-evaluating their outlook for a near-term economic recovery. In the U.S., concerns that unannounced accounting problems will eliminate expected corporate profits continued to keep equity markets down. At quarter-end, the year-to-date returns for the S&P 500, the NASDAQ and the London FTSE were -14%, -25% and -10.75%, respectively.

   In bond markets, prices rose as interest rates fell in the U.S. on concerns regarding a weak economic recovery and declines in the equity markets. Additionally, declining equity markets led investors to switch allocations from equity markets to fixed income markets, which are perceived as the current safe haven for wealth. The Fed left interest rates unchanged at 1.75% in its two meetings this quarter, declaring that its economic outlook for the near future remained 'uncertain'. Other central banks, including the European Central Bank and the Bank of Japan, generally followed the lead of the Fed leaving rates unchanged and foreign bond markets rose as well.

   In foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies throughout the quarter, falling to new lows against some currencies. Weak U.S. economic growth in relation to other economies and concerns regarding accounting irregularities in major U.S. corporations drove the dollar downward. Additionally, the decline in U.S. equity markets and investor confidence decreased the desire to hold U.S. assets driving the U.S. dollar lower against the euro, British pound, Swiss franc and Japanese yen.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. Gold prices reversed at quarter-end as a result of profit taking by traders and sentiment that the U.S. dollar would be supported by U.S. and Japanese central banks.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Interest rates (+): Global bond markets rose as interest rates declined during the quarter in response to poor equity market performance. Long positions in U.S., European, British and Japanese bonds resulted in gains.

   Currencies (+): Long Japanese yen and Swiss franc positions resulted in gains as a weak U.S. economy and falling equity markets caused the U.S. dollar to fall.

   Indices (+): Short positions in the London FTSE and Euro DAX resulted in gains as equity indices fell amid concerns regarding U.S. economic recovery, accounting irregularities and weaker than expected corporate earnings.

   Grains (+): Gains resulted from short soybean positions which declined following a projected supply increase by the U.S. Department of Agriculture.

   Metals (+): Long copper positions resulted in gains as copper rallied due to supply cutbacks initiated by some producers. Precious metals rallied in the wake of falling equity markets and weak economies resulting in gains for long gold and silver positions.

   Energies (-): Energy prices declined amid increased U.S. supplies suggesting ample supply for the summer season and anticipation that Russia would discontinue output restrictions. Long crude oil, gas oil and heating oil positions incurred losses.

   Series A's average net asset levels during Year-To-Date 2002 and Second Quarter 2002 have decreased from Year-To-Date 2001 and Second Quarter 2001, primarily due to redemptions during the second half of 2001 and Year-To-Date 2002 offset, in part, by favorable trading performance during Year-To-Date 2002. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series A, as well as commissions incurred.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $157,000 and $50,000 during Year-To-Date 2002 and Second Quarter 2002, as compared to Year-To-Date 2001 and Second Quarter 2001, respectively due to lower interest rates during Year-To-Date 2002 as compared to Year-To-Date 2001, as well as the decrease in net assets as discussed above.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $109,000 and $29,000 during Year-To-Date 2002 and Second Quarter 2002, as compared to Year-To-Date 2001 and Second Quarter 2001, respectively due to the decrease in average net asset levels as discussed above.

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

   All trading decisions for Series A are made by the Trading Advisor. Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees increased $11,000 and $8,000 during Year-To-Date 2002 and Second Quarter 2002 as compared to Year-To-Date 2001 and Second Quarter 2001, respectively. This is primarily due to the increase in management fee rate from an annual rate of 1% of Series A's net asset value to 2% offset, in part, by the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series A, the Managing Owner and the Trading Advisor. No incentive fees were paid during Year-To-Date 2002 or Year-To-Date 2001.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective May 2002, Steven Weinreb was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer replacing Barbara Brooks.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

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

        4.3-- Form of Exchange Request (incorporated by reference to
              Exhibit 4.3 to Series A's Registration Statement on
              Form S-1, File No. 333-43033)

        4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series A's
              Registration Statement on Form S-1, File No. 333-43033)

       99.1-- Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Series A has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: August 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer