Form 10-Q
period 2002-09-27
WORLD MONITOR TRUST SERIES A
filed 2002-11-12
CIK 1051822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 27, 2002

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK_

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 27,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 5,673,869       $5,425,959
Net unrealized gain on open futures contracts                              717,772          210,147
Accrued interest receivable                                                  9,980               --
                                                                      -------------     ------------
Total assets                                                           $ 6,401,621       $5,636,106
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fee payable                                                  $   153,424       $       --
Commissions payable                                                         34,694           34,930
Management fees payable                                                      9,655              919
Redemptions payable                                                          5,710            8,618
                                                                      -------------     ------------
Total liabilities                                                          203,483           44,467
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (53,379.706 and 70,712.634 interests
  outstanding)                                                           6,135,837        5,531,871
General interests (542 and 764 interests outstanding)                       62,301           59,768
                                                                      -------------     ------------
Total trust capital                                                      6,198,138        5,591,639
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 6,401,621       $5,636,106
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    114.95       $    78.23
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                September 27, 2002                  December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                               $     --                            $ 10,350
  Interest rates                                               229,935                             (59,552)
  Currencies                                                   144,327                             100,156
  Commodities                                                  137,562                             (34,889)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       8.26%           511,824             0.29%            16,065
                                                           --------------                      --------------
Futures contracts sold:
  Currencies                                                   101,775                             165,632
  Commodities                                                  104,173                              28,450
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            3.32            205,948             3.47            194,082
                                            -------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                11.58%          $717,772             3.76%          $210,147
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                0.83%          $ 51,476            (1.24)%         $(69,132)
  Australian dollars                           0.22             13,723               --                 --
  Euro                                         1.17             72,736            (0.46)           (25,874)
  Japanese yen                                 2.33            144,327             2.17            121,044
  U.S. dollar                                  7.03            435,510             3.29            184,109
                                            -------        --------------        ------        --------------
     Total                                    11.58%          $717,772             3.76%          $210,147
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period from     For the period from     For the period from     For the period from
                                   January 1, 2002 to      January 1, 2001 to       June 29, 2002 to        June 30, 2001 to
                                   September 27, 2002      September 28, 2001      September 27, 2002      September 28, 2001
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $ 2,109,270              $ 127,759              $ 1,569,725              $(217,272)
Change in net unrealized gain on
  open commodity positions                 507,625                383,901                   (6,329)               739,704
Interest income                             88,764                262,181                   34,249                 50,439
                                  ---------------------       -----------         ---------------------       -----------
                                         2,705,659                773,841                1,597,645                572,871
                                  ---------------------       -----------         ---------------------       -----------
EXPENSES
Incentive fees                             153,424                     --                  153,424                     --
Commissions                                309,462                407,958                  117,670                107,171
Management fees                             79,933                 52,561                   30,511                 13,809
                                  ---------------------       -----------         ---------------------       -----------
                                           542,819                460,519                  301,605                120,980
                                  ---------------------       -----------         ---------------------       -----------
Net income                             $ 2,162,840              $ 313,322              $ 1,296,040              $ 451,891
                                  ---------------------       -----------         ---------------------       -----------
                                  ---------------------       -----------         ---------------------       -----------
ALLOCATION OF NET INCOME
Limited interests                      $ 2,139,932              $ 310,552              $ 1,282,075              $ 446,487
                                  ---------------------       -----------         ---------------------       -----------
                                  ---------------------       -----------         ---------------------       -----------
General interests                      $    22,908              $   2,770              $    13,965              $   5,404
                                  ---------------------       -----------         ---------------------       -----------
                                  ---------------------       -----------         ---------------------       -----------
NET INCOME PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income per weighted average
  limited and general interest         $     33.86              $    3.29              $     22.46              $    5.62
                                  ---------------------       -----------         ---------------------       -----------
                                  ---------------------       -----------         ---------------------       -----------
Weighted average number of
  limited and general interests
  outstanding                               63,885                 95,272                   57,707                 80,376
                                  ---------------------       -----------         ---------------------       -----------
                                  ---------------------       -----------         ---------------------       -----------
 ------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                                LIMITED        GENERAL
                                               INTERESTS       INTERESTS      INTERESTS        TOTAL
-------------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001               71,476.634     $ 5,531,871     $ 59,768      $ 5,591,639
Net income                                                      2,139,932       22,908        2,162,840
Redemptions                                   (17,554.928)     (1,535,966)     (20,375 )     (1,556,341)
                                              -----------     -----------     ---------     -----------
Trust capital--September 27, 2002              53,921.706     $ 6,135,837     $ 62,301      $ 6,198,138
                                              -----------     -----------     ---------     -----------
                                              -----------     -----------     ---------     -----------
-------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 27, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series A ('Series A') as of September 27, 2002 and December 31, 2001 and the results of its operations for the period from January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), January 1, 2001 to September 28, 2001 ('Year-To-Date 2001'), June 29, 2002 to September 27, 2002 ('Third Quarter 2002') and June 30, 2001 to September 28, 2001 ('Third Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs charged to Series A for brokerage services for Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001 were $309,462, $407,958, $117,670 and $107,171, respectively.

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

Credit Risk

   When entering into futures or forward contracts, Series A is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series A enters into forward transactions, the sole counterparty is PSI, Series A's commodity broker. Series A has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of Series A's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series A's contracts may result in greater loss than nonperformance on all of Series A's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series A.

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

   PSI, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At September 27, 2002, such segregated assets totalled $2,404,263. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures trading, which totalled $3,987,378 at September 27, 2002. There are no segregation requirements for assets related to forward trading.

   As of September 27, 2002, Series A's open futures contracts mature within six months.

D. Financial Highlights

                                     Year-To-Date    Year-To-Date     Third Quarter     Third Quarter
                                         2002            2001             2002              2001
                                     -------------   -------------   ---------------   ---------------
Performance per Interest
  Net asset value, beginning of
  period                                $ 78.23         $ 75.76          $ 92.79           $ 72.17
                                     -------------   -------------   ---------------   ---------------
  Net realized gain (loss) and
     change in net unrealized gain
     on
     commodity transactions               44.32            4.60            26.96              6.92
  Interest income                          1.42            2.64              .60               .63
  Expenses                                (9.02)          (4.79)           (5.40)            (1.51)
                                     -------------   -------------   ---------------   ---------------
  Increase for the period                 36.72            2.45            22.16              6.04
                                     -------------   -------------   ---------------   ---------------
  Net asset value, end of period        $114.95         $ 78.21          $114.95           $ 78.21
                                     -------------   -------------   ---------------   ---------------
                                     -------------   -------------   ---------------   ---------------
Total return                              46.94%           3.23%           23.88%             8.37%
Ratio to average net assets
(annualized)
  Interest income                          2.20%           4.89%            2.27%             3.62%
  Expenses, including incentive
     fees of 2.85% and 2.54% during
     Year-To-Date 2002 and Third
     Quarter 2002, respectively           13.43%           8.59%           19.95%             8.68%

      These financial highlights represent the overall results of Series A during Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001. An individual limited owner's actual results may differ depending on the timing of redemptions.

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

   Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for Year-To-Date 2002, Third Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to September 27, 2002 were $1,535,966, $878,499 and $23,115,554, respectively. Redemptions of general interests for Year-To-Date 2002, Third Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to September 27, 2002 were $20,375, $10,308 and $217,115. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 27, 2002, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   The net asset value per Interest as of September 27, 2002 was $114.95, an increase of 46.94% from the December 31, 2001 net asset value per Interest of $78.23, and an increase of 23.88% from the June 28, 2002 net asset value per Interest of $92.79. Past performance is not necessarily indicative of future results.

   Series A's trading gains before commissions were $2,617,000 and $1,563,000 during Year-To-Date 2002 and Third Quarter 2002, compared to $512,000 and $522,000 during Year-To-Date 2001 and Third Quarter

2001, respectively. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's Third Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Throughout the third quarter of 2002, household wealth continued to decrease as the result of pervasive declines in global equity markets and uncertainty regarding worldwide economies. As a result, U.S. consumer spending, which helped boost U.S. economic growth in the past, was adversely impacted. Additionally, the higher cost of equity capital, heightened degree of risk aversion and uncertainty regarding debt and equity markets further inhibited consumer and business investment worldwide. In the U.S., decreasing wealth stemming from losses on equities were offset, in part, by continuing increases in home equity values. Low mortgage interest rates remained a key factor in sustaining the housing market at a relatively elevated level. Fears of slowing global economies resulted in major declines in long-term interest rates and bond markets surged. Foreign economies followed the lead of the U.S. with persistent weakness evident in European, Asian and Latin American economies, particularly in Japan and Brazil.

   In the interest rate sector, negative economic news throughout the quarter coupled with significant downturns in world equity markets and disappointing corporate profits caused a flight to quality into bond markets around the world. The U.S. Federal Reserve Bank left interest rates unchanged at 1.75% in its two meetings this quarter, switching its economic outlook for the near future from 'uncertain' to a bias toward 'economic weakness'. The European Central Bank left short-term interest rates unchanged as well. The Japanese bond market was particularly strong as the Japanese economy continued to struggle with recession and investors fled to bonds for safety.

   The S&P 500 fell 17.63%, the Dow Jones Industrial Average decreased 17.87% and the London FTSE dropped 20.07% for the quarter as investor confidence collapsed in response to continued concerns about accounting transparency, government investigations, heightened tension in the Middle East, and decreased corporate sales and profits. In Japan, the Nikkei Index hit new lows as the economy continued to struggle with structural problems and the Japanese government prepared new fiscal policy initiatives.

   In foreign exchange markets, the U.S. dollar began the quarter down against many foreign currencies, but reversed its trend towards quarter-end. The euro surpassed parity with the U.S. dollar early in the quarter as investors' desire for U.S. assets decreased, but ended the quarter lower. The British pound rose against the U.S. dollar early in the quarter amid perceived strength in the British economy, while the Japanese yen weakened as worries regarding the Japanese economy persisted.

   Energy markets continued their upward climb as fears of impending war with Iraq pushed crude oil prices up significantly. Crude oil rose from the low $20's per barrel earlier in the year to approximately $30 a barrel at quarter-end.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. In commodities markets, drought in the Mid-Western United States drove price increases in corn, wheat and soybean markets. Cocoa prices soared as supply deficits and violence in the Ivory Coast pushed the markets to sixteen-year highs.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Interest rates (+): Interest rate instruments rose throughout the quarter in response to weak economies and poor equity market performance worldwide. Long positions in U.S., European, British and Japanese bonds resulted in gains.

   Energies (+): Energy prices rallied amid speculation of imminent war with Iraq, low crude oil stock in the U.S. and seasonal demand pressure. Long crude and heating oil positions resulted in gains.

   Indices (+): Short positions in the S&P 500 and Euro DAX resulted in gains as weak economic data and disappointing earning reports pressed global equity markets downward throughout the quarter.

   Grains (+): Drought conditions in the Mid-Western United States drove wheat and soybean prices higher resulting in gains for long positions.

   Currencies (-): The U.S. dollar reversed its downward trend against many foreign currencies toward quarter-end resulting in losses for long Canadian dollar and Swiss franc positions.

   Metals (-): Short gold and silver positions incurred losses as precious metal prices rose in response to uncertainty in the Middle East and the weak global economy.

   Series A's average net asset levels decreased during Year-To-Date 2002 as compared to Year-To-Date 2001 primarily from redemptions during Year-To-Date 2002 and the last quarter of 2001 offset, in part, by favorable trading performance during Year-To-Date 2002. Series A's average net asset levels increased during Third Quarter 2002 as compared to Third Quarter 2001 primarily from favorable trading performance during Year-To-Date 2002 offset, in part, by redemptions during Year-To-Date 2002 and the last quarter of 2001. The fluctuations in asset levels have led to proportionate fluctuations in the amount of interest earned by Series A, as well as commissions and management fees incurred.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $173,000 and $16,100 during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001, respectively due to lower interest rates during 2002. Interest income was also affected by the fluctuations in average net asset levels as discussed above.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $98,000 during Year-To-Date 2002 as compared to Year-To-Date 2001, but increased $10,000 for Third Quarter 2002 as compared to Third Quarter 2001 due to the fluctuation in average net asset levels as discussed above.

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

   All trading decisions for Series A are made by the Trading Advisor. Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees increased $27,000 and $17,000 during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001, respectively. This increase was primarily due to the increase in management fee rate from an annual rate of 1% of Series A's net asset value to 2%. Management fees were also affected by the fluctuations in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series A, the Managing Owner and the Trading Advisor. Incentive fees were $153,000 for Year-To-Date 2002 and Third Quarter 2002. There were no incentive fees during Year-To-Date 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Series A's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that Series A's disclosure controls and procedures are effective. There were no significant changes in Series A's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

         3.1
         and
         4.1-- Second Amended and Restated Declaration of Trust and Trust
               Agreement of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series A's Registration Statement on Form S-1, File No. 333-43033)

         4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series A's Registration Statement on Form S-1, File No. 333-43033)

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                      Date: November 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust--Series A ('Series A');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series A as of, and for, the periods presented in this quarterly report;

   4. Series A's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series A and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series A, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series A's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series A's other certifying officers and I have disclosed, based on our most recent evaluation, to Series A's auditors and the board of directors of the managing owner of Series A:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series A's ability to record, process, summarize and report financial data and have identified for Series A's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series A's internal controls; and

   6. Series A's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                  /s/ Eleanor L. Thomas
                                          -------------------------------------
                                          Eleanor L. Thomas
                                          President (chief executive officer)
                                            of the managing owner of Series A
                                       13

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust--Series A ('Series A');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series A as of, and for, the periods presented in this quarterly report;

   4. Series A's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series A and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series A, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series A's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series A's other certifying officers and I have disclosed, based on our most recent evaluation, to Series A's auditors and the board of directors of the managing owner of Series A:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series A's ability to record, process, summarize and report financial data and have identified for Series A's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series A's internal controls; and

   6. Series A's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                  /s/ Steven Weinreb
                                          --------------------------------------
                                          Steven Weinreb
                                          Chief Financial Officer
                                          of the managing owner of Series A