Form 10-Q
period 2002-03-28
WORLD MONITOR TRUST SERIES A
filed 2003-05-12
CIK 1051822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 28, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 28,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                      $5,105,987      $5,000,833
Net unrealized gain (loss) on open futures contracts                       (54,648)        109,011
Accrued interest receivable                                                  6,348              --
                                                                        ----------     ------------
Total assets                                                            $5,057,687      $5,109,844
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   29,853      $   32,545
Redemptions payable                                                         31,977              --
Management fees payable                                                      8,006           8,628
                                                                        ----------     ------------
Total liabilities                                                           69,836          41,173
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (48,652.661 and 51,247.230 interests outstanding)      4,932,898       5,015,625
General interests (542.000 interests outstanding)                           54,953          53,046
                                                                        ----------     ------------
Total trust capital                                                      4,987,851       5,068,671
                                                                        ----------     ------------
Total liabilities and trust capital                                     $5,057,687      $5,109,844
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest                        $   101.39      $    97.87
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  March 28, 2003                    December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                             $     (889)                         $  242,903
  Currencies                                                     15,785                             264,113
  Commodities                                                  (138,829)                            (78,007)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased              (2.48)%          (123,933)           8.46%            429,009
                                                           --------------                      --------------
Futures contracts sold:
  Currencies                                                    (12,975)                           (223,100)
  Commodities                                                    82,260                             (96,898)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    1.39              69,285           (6.31)           (319,998)
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     futures contracts                        (1.09)%        $  (54,648)           2.15%         $  109,011
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased           0.00%         $        0             .14%         $    7,124
Forward currency contracts sold                0.00                   0            (.14)%            (7,124)
                                             ------        --------------        ------        --------------
     Net unrealized gain on forward
     contracts                                 0.00%         $        0            0.00%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                0.00%         $        0             .96%         $   48,688
  Euro                                         0.00                   0            1.80              91,105
  Australian dollar                            0.00                   0             .48              24,298
  Japanese yen                                  .32              15,785            0.00                   0
  U.S. dollar                                 (1.41)            (70,433)          (1.09)            (55,080)
                                             ------        --------------        ------        --------------
     Total                                    (1.09)%        $  (54,648)           2.15%         $  109,011
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  U.S. dollar                                  0.00%         $        0            0.00%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              For the period from    For the period from
                                                              January 1, 2003 to     January 1, 2002 to
                                                                March 28, 2003         March 29, 2002
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                 $ 455,592              $(156,258)
Change in net unrealized gain/loss on open commodity
  positions                                                         (163,659)               (28,066)
Interest income                                                       19,461                 28,122
                                                              -------------------    -------------------
                                                                     311,394               (156,202)
                                                              -------------------    -------------------

EXPENSES
Commissions                                                           97,312                 97,172
Management fees                                                       25,077                 25,040
                                                              -------------------    -------------------
                                                                     122,389                122,212
                                                              -------------------    -------------------
Net income (loss)                                                  $ 189,005              $(278,414)
                                                              -------------------    -------------------
                                                              -------------------    -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                  $ 187,098              $(275,403)
                                                              -------------------    -------------------
                                                              -------------------    -------------------
General interests                                                  $   1,907              $  (3,011)
                                                              -------------------    -------------------
                                                              -------------------    -------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted average limited and general
  interest                                                         $    3.73              $   (4.01)
                                                              -------------------    -------------------
                                                              -------------------    -------------------
Weighted average number of limited and general interests
  outstanding                                                         50,729                 69,413
                                                              -------------------    -------------------
                                                              -------------------    -------------------
--------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               51,789.230     $5,015,625     $ 53,046      $5,068,671
Net income                                                       187,098        1,907         189,005
Redemptions                                    (2,594.569)      (269,825)          --        (269,825)
                                              -----------     ----------     ---------     ----------
Trust capital--March 28, 2003                  49,194.661     $4,932,898     $ 54,953      $4,987,851
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 28, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series A ('Series A') as of March 28, 2003 and December 31, 2002 and the results of its operations for the period from January 1, 2003 to March 28, 2003 ('First Quarter 2003') and January 1, 2002 to March 29, 2002 ('First Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series A's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

   The costs charged to Series A for brokerage services for First Quarter 2003 and First Quarter 2002 were $97,312 and $97,172, respectively.

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

Market Risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series A's net assets being traded, significantly exceeds Series A's future cash requirements since Series A intends to close out its open positions prior to settlement. As a result, Series A is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series A considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series A's commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when Series A enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series A to unlimited risk.

   Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series A holds and the liquidity and inherent volatility of the markets in which Series A trades.

Credit Risk

   When entering into futures or forward contracts, Series A is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series A enters into forward transactions, the sole counterparty is PSI, Series A's commodity broker. Series A has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series A's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series A's contracts may result in greater loss than non-performance on all of Series A's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series A.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series A and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series A, the Managing Owner and the trading advisor, Series A shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the effective date of the advisory agreement (i.e., March 2000). Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series A will liquidate its positions, and eventually dissolve, if Series A experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interest of Series A.

   PSI, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 28, 2003, such segregated assets totalled $1,015,303.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series A related to foreign futures trading which totalled $4,036,036 at March 28, 2003. There are no segregation requirements for assets related to forward trading.

   As of March 28, 2003, Series A's open futures contracts mature within three months.

D. Financial Highlights

                                                              First Quarter       First Quarter
                                                                   2003                2002
                                                              --------------    ------------------
   Performance per Interest
     Net asset value, beginning of period                        $  97.87             $78.23
                                                              --------------        --------
     Net realized gain (loss) and change in net unrealized
        gain on commodity transactions                               5.56              (2.58)
     Interest income                                                  .38                .40
     Expenses                                                       (2.42)             (1.76)
                                                              --------------        --------
     Increase (decrease) for the period                              3.52              (3.94)
                                                              --------------        --------
     Net asset value, end of period                              $ 101.39             $74.29
                                                              --------------        --------
                                                              --------------        --------
   Total return                                                      3.60%             (5.04)%
   Ratio to average net assets (annualized)
     Interest income                                                 1.49%              2.15%
     Expenses                                                        9.39%              9.35%

      These financial highlights represent the overall results of Series A during First Quarter 2003 and First Quarter 2002. An individual limited owner's actual results may differ depending on the timing of redemptions.

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

   Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for First Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to March 28, 2003 were $269,825 and $23,607,265, respectively. While there were no redemptions of general interests during First Quarter 2003, redemptions of general interests for the period from June 10, 1998 (commencement of operations) to March 28, 2003 were $217,115. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 28, 2003, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PSI credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   The net asset value per interest as of March 28, 2003 was $101.39, an increase of 3.60% from the December 31, 2002 net asset value per interest of $97.87. Past performance is not necessarily indicative of future results.

   Series A's gross trading gains (losses) were $292,000 during First Quarter 2003 compared to $(184,000) during First Quarter 2002. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's First Quarter 2003 trading results is presented below.

Quarterly Market Overview

   Global economic activity for the first quarter of 2003 was characterized by weakness and volatility. The U.S. economy exhibited signs of a slowdown as consumers and businesses continued to reduce spending due to concerns regarding the war in Iraq, SARS outbreak, high oil price premiums, weak corporate profits and depressed global economies. With the exception of steady automobile orders and existing home sales fueled by attractive interest rates, retail sales continued to be sluggish. Labor market indicators were negative and manufacturing contracted. Foreign economies generally mirrored that of the U.S. In Europe and Asia, economic recovery appeared to have slowed, but Canada recorded moderate economic expansion.

   Indices: Major global equity markets rallied early in the quarter but slid on fears of an impending war with Iraq, possible terrorism and geopolitical tension. Anticipation of a quick decisive victory in Iraq resulted in a brief market run up in mid-March. However, toward the end of the quarter, markets were whipsawed as investors responded to every turn of military events in the Middle East. Ultimately, the markets ended the quarter lower as investors awaited a resolution. The Dow Jones Industrial Average closed down 4.2% and the S&P 500 dropped 3.2%. Several encouraging earnings reports boosted the Nasdaq Composite resulting in a net gain of 0.42% for the quarter. Japan's Nikkei 225 stock index hit a 20-year low at the end of the first quarter.

   Interest rates: At both the January and March meetings, the U.S. Federal Reserve left the federal funds rate unchanged at the 41-year low of 1.25%. In mid-March, initial optimism for the Coalition Forces' success in Iraq resulted in a shift by investors to junk bonds and stocks marking the worst setback for the U.S. Treasury markets in 18 months. U.S. Treasury yields increased by 41 basis points from a 44-year low, incurring the biggest weekly increase in yield since November 2001. Toward the end of the quarter, uncertainty about the war led investors to take defensive positions, with the price of 10-year Treasury notes ending the quarter up 3.81%. In Europe, the European Central Bank cut interest rates by 0.25% in the beginning of March. The lowered interest rate coupled with weak global economic growth prospects resulted in the strengthening of European bond prices.

   Currencies: Perceptions of quick success in Iraq boosted the U.S. dollar versus many foreign currencies. However, concerns that the war would disrupt the U.S. economy strengthened the euro against the U.S. dollar. For the first time in three years, the exchange rate between the euro and U.S. dollar reached $1.10. As a result, the U.S. dollar ended the quarter down against the euro and the Japanese yen. In Canada, the Bank of Canada increased its overnight interest rate in March in response to inflation concerns, resulting in the strengthening of the Canadian dollar.

   Energies: Price increases in the world oil markets at the beginning of the first quarter were fed by concerns of supply disruptions due to the conflict in Iraq, civil strife in Venezuela, anticipation of a Nigerian strike and tensions on the Korean peninsula. In mid-March, anticipation of a quick resolution of the war in Iraq coupled with the end of an extended cold snap in the northeastern United States led to a significant reversal in energy prices. However, at quarter-end, fears of the possibility of a prolonged war in Iraq and low supplies pushed energy futures prices higher despite the securing of Iraqi oil wells.

   Softs: Cocoa prices declined as a result of the continuing political stability in the Ivory Coast. Expectations for less rain in the U.S. plains states boosted wheat prices toward the end of the quarter and corn prices rose as a result of bullish prospective planting and stocks data released by U.S. Department of Agriculture. Soybean futures declined as a result of rain in key growing regions in Southern Argentina and weaker overseas prices.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Energies (+): Long natural gas positions resulted in net gains as prices rose amid expectations of unseasonable cold weather in Northeastern U.S. and sharp drawdown of storage levels.

   Interest rates (+): Concerns around the war in Iraq, poor performance in the equity markets and weak global economies strengthened European bond prices resulting in net gains for long positions.

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns that the war in Iraq would disrupt the U.S. economy. Long euro positions resulted in net gains.

   Metals (-): Long aluminum positions incurred losses as base metal prices declined due to large inventories and reduced demand.

   Series A's average net asset level during First Quarter 2003 decreased slightly in comparison to First Quarter 2002, primarily due to redemptions subsequent to the First Quarter 2002 offset by strong trading performance subsequent to the First Quarter 2002. Interest income, commissions and management fees, which are based on the asset levels, have remained in proportion to the change in asset level.

   Interest income is earned on Series A's average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $9,000 during First Quarter 2003 as compared to First Quarter 2002 due to lower interest rates during First Quarter 2003 as compared to First Quarter 2002, and due to the slight decrease in average net assets as discussed above.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions were relatively the same during First Quarter 2003 as compared to First Quarter 2002 due to the slight decline in average net asset levels as discussed above.

   All trading decisions for Series A are made by Eagle-Global System (the 'Trading Advisor'). Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees were relatively the same during First Quarter 2003 as compared to First Quarter 2002 due to the slight decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were paid during First Quarter 2003 or First Quarter 2002.

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

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

          3.1
          and
          4.1--Second Amended and Restated Declaration of Trust and Trust
               Agreement of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series A's Registration Statement on Form S-1, File No. 333-43033)

          4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series A's Registration Statement on Form S-1, File No. 333-43033)

          4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series A's Registration Statement on Form S-1, File No. 333-43033)

          4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series A's
               Registration Statement on Form S-1, File No. 333-43033)

         99.1--Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

         (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Series A has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: May 12, 2003
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

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

Date:  May 12, 2003                      /s/ Eleanor L. Thomas
                                         ---------------------------------
                                         Eleanor L. Thomas
                                         President (chief executive officer)
                                         of the managing owner of Series A

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

Date:  May 12, 2003                       /s/ Steven Weinreb
                                          -------------------------------------
                                          Steven Weinreb
                                          Chief Financial Officer
                                          of the managing owner of Series A