Form 10-Q
period 2003-06-27
WORLD MONITOR TRUST SERIES A
filed 2003-08-11
CIK 1051822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 27, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 27,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                      $5,943,469      $5,000,833
Net unrealized gain/(loss) on open futures contracts                      (248,829)        109,011
Accrued interest receivable                                                  7,301              --
                                                                        ----------     ------------
Total assets                                                            $5,701,941      $5,109,844
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   34,059      $   32,545
Management fees payable                                                      9,310           8,628
Incentive fees                                                              39,900            --
Redemptions payable                                                         44,716            --
                                                                        ----------     ------------
Total liabilities                                                          127,985          41,173
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (46,322.838 and 51,247.230 interests outstanding)      5,509,493       5,015,625
General interests (542 interests outstanding)                               64,463          53,046
                                                                        ----------     ------------
Total trust capital                                                      5,573,956       5,068,671
                                                                        ----------     ------------
Total liabilities and trust capital                                     $5,701,941      $5,109,844
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')          $   118.94      $    97.87
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  June 27, 2003                     December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $   35,912                           $     --
  Interest rates                                               (260,574)                           242,903
  Currencies                                                    (66,050)                           264,113
  Commodities                                                    39,878                            (78,007)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased              (4.50)%          (250,834)           8.46%           429,009
                                                           --------------                      --------------
Futures contracts sold:
  Currencies                                                         --                           (223,100)
  Commodities                                                     2,005                            (96,898)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    0.04%              2,005           (6.31)          (319,998)
                                            -------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                        (4.46)%        $ (248,829)           2.15%          $109,011
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Forward currency contracts purchased:            --%         $       --            0.14%          $  7,124
Forward currency contracts sold:                 --                  --           (0.14)%           (7,124)
                                            -------        --------------        ------        --------------
                                                 --                  --            0.00%          $      0
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                               (1.36)%        $  (75,529)           0.96%          $ 48,688
  Australian dollars                          (2.03)           (113,415)           0.48             24,298
  Euro                                        (1.66)            (92,386)           1.80             91,105
  Japanese yen                                 0.95              52,839              --                 --
  U.S. dollar                                 (0.36)            (20,338)          (1.09)           (55,080)
                                            -------        --------------        ------        --------------
     Total                                    (4.46)%        $ (248,829)           2.15%          $109,011
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  U.S. dollar                                  0.00%         $        0            0.00%          $      0
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
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

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period from     For the period from     For the period from     For the period from
                                   January 1, 2003 to      January 1, 2002 to       March 29, 2003 to       March 30, 2002 to
                                      June 27, 2003           June 28, 2002           June 27, 2003           June 28, 2002
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                         $ 1,649,765             $   539,545             $ 1,194,173             $   695,803
Change in net unrealized
  gain/loss on open commodity
  positions                               (357,840)                513,954                (194,181)                542,020
Interest income                             39,722                  54,515                  20,261                  26,393
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                         1,331,647               1,108,014               1,020,253               1,264,216
                                  ---------------------   ---------------------   ---------------------   ---------------------
EXPENSES
Commissions                                202,526                 191,792                 105,214                  94,620
Management fees                             52,439                  49,422                  27,362                  24,382
Incentive fees                              39,900                      --                  39,900                      --
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                           294,865                 241,214                 172,476                 119,002
                                  ---------------------   ---------------------   ---------------------   ---------------------
Net income                             $ 1,036,782             $   866,800             $   847,777             $ 1,145,214
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
ALLOCATION OF NET INCOME
Limited interests                      $ 1,025,365             $   857,857             $   838,267             $ 1,133,260
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
General interests                      $    11,417             $     8,943             $     9,510             $    11,954
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
NET INCOME PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income per weighted average
  limited and general interest         $     20.96             $     12.96             $     17.62             $     17.81
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
Weighted average number of
  limited and general interests
  outstanding                               49,457                  66,863                  48,111                  64,313
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               51,789.230     $5,015,625     $ 53,046      $5,068,671
Net income                                                     1,025,365       11,417       1,036,782
Redemptions                                    (4,924.392)      (531,497)          --        (531,497)
                                               ----------     ----------     ---------     ----------
Trust capital--June 27, 2003                   46,864.838     $5,509,493     $ 64,463      $5,573,956
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 27, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series A ('Series A') as of June 27, 2003 and December 31, 2002 and the results of its operations for the period from January 1, 2003 to June 27, 2003 ('Year-To-Date 2003'), January 1, 2002 to June 28, 2002 ('Year-To-Date
2002'), March 29, 2003 to June 27, 2003 ('Second Quarter 2003') and March 30, 2002 to June 28, 2002 ('Second Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of Prudential Securities Incorporated ('PSI'), but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI (which were renamed Prudential Equity Group, Inc. upon closing), closed July 1, 2003. The Managing Owner, as well as the commodity broker, will continue to be indirect wholly owned subsidiaries of Prudential.

B. Related Parties

   The Managing Owner of Series A is a wholly-owned subsidiary of Prudential Equity Group Inc. ('PEG'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. The Managing Owner or its affiliates perform services for Series A, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates pay the costs of these services in addition to Series A's routine operational, administrative, legal and auditing costs.

   The costs charged to Series A for brokerage services for Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002 were $202,526, $191,792, $105,214 and $94,620, respectively.

   Series A's assets are maintained either in trading or cash accounts with PEG, Series A's commodity broker, or, for margin purposes, with the various exchanges on which Series A is permitted to trade. PEG credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

   Series A, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PEG. PEG then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PEG and Series A pursuant to a line of credit. PEG may require that collateral be posted against the marked-to-market position of Series A.

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

Credit Risk

   When entering into futures or forward contracts, Series A is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions, entered into by Series A as PEG, Series A's commodity broker, is the sole counterparty. Series A has entered into a master netting agreement with PEG and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series A's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series A's contracts may result in greater loss than nonperformance on all of Series A's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series A.

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

   PEG, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not allowed to commingle such assets with other assets of PEG. At June 27, 2003, such segregated assets totalled $1,489,014.
Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series A related to foreign futures trading, which totalled $4,205,626 at June 27, 2003. There are no segregation requirements for assets related to forward trading.

   As of June 27, 2003, Series A's open futures contracts mature within four months.

D. Financial Highlights

                                     Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                         2003            2002             2003              2002
                                     -------------   -------------   ---------------   ---------------
Performance per Interest
  Net asset value, beginning of
  period                                $ 97.87         $ 78.23          $101.39           $ 74.29
                                     -------------   -------------   ---------------   ---------------
  Net realized gain (loss) and
     change in net unrealized
     gain/loss on
     commodity transactions               26.24           17.36            20.69             19.94
  Interest income                           .81             .82              .42               .41
  Expenses                                (5.98)          (3.62)           (3.56)            (1.85)
                                     -------------   -------------   ---------------   ---------------
  Increase for the period                 21.07           14.56            17.55             18.50
                                     -------------   -------------   ---------------   ---------------
  Net asset value, end of period        $118.94         $ 92.79          $118.94           $ 92.79
                                     -------------   -------------   ---------------   ---------------
                                     -------------   -------------   ---------------   ---------------
Total return                              21.53%          18.61%           17.31%            24.90%
Ratio to average net assets
(annualized)
  Interest income                          1.45%           2.15%            1.51%             2.16%
  Expenses, including 1.45% and
     2.97% of incentive fees during
     Year-To-Date 2003 and Second
     Quarter 2003, respectively.          10.74%           9.53%           12.85%             9.72%

      These financial highlights represent the overall results of Series A during Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002. An individual limited owner's actual results may differ depending on the timing of redemptions.

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

   Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for Year-To-Date 2003, Second Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to June 27, 2003 were $531,497, $261,672 and $23,868,937, respectively. While there were no redemptions of general interests during Year-To-date 2003 and Second Quarter 2003, redemptions of general interests for the period from June 10, 1998 (commencement of operations) to June 27, 2003 were $217,115. No general interests were redeemed during Second Quarter 2002. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 27, 2003, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PEG credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   The net asset value per Interest as of June 27, 2003 was $118.94, an increase of 21.53% from the December 31, 2002 net asset value per Interest of $97.87, and an increase of 17.31% from the March 28, 2003 net asset value per Interest of $101.39. Past performance is not necessarily indicative of future results.

   Series A's gross trading gains were $1,292,000 and $1,000,000 during Year-To-Date 2003 and Second Quarter 2003, compared to $1,053,000 and $1,238,000 during Year-To-Date 2002 and Second Quarter 2002, respectively. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's Second Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the beginning of the second quarter of 2003 saw few signs of relief from a sluggish economy with a growth rate of 2.4 percent. Nominal GDP continued to trend downward in hand with falling consumer and producer prices and interest rates. Concerns about the slump in American telecom and internet industries, accounting fraud and the largest budget deficit the U.S. has ever faced have hampered investments in the U.S. Despite resolution to the war in Iraq, consumer and business confidence remained tepid. Companies desiring to improve profits remained unwilling to make big capital spending commitments or increase their workforces and inventories. Orders to U.S. factories for big-ticket items and production figures fell in April. In June, the unemployment rate jumped to a nine-year high of 6.4 percent. Payroll slashes in manufacturing and information industries generated the greatest job losses. As companies attempted to do more with leaner workforces, overall productivity rose and provided support for household income. The rise in income, combined with low interest rates, reduced taxes, and availability of substantial home equity spurred gains in consumer spending and increased sales of new homes. Toward the end of the quarter, manufacturing rose slightly, but still indicated that the sector shrank for the fourth straight month. Meanwhile, new orders for durable goods, machinery, automobiles, electrical equipment, home supplies and computers increased, reversing previous downward trends.

   Global economies remained weak in the second quarter of 2003 and were further hampered by the decline of the U.S. dollar which made overseas goods more expensive, thus, curtailing demand. In May, Germany, Italy and the Netherlands reported an unexpected contraction in their economies during the first three months of the year with Germany and Netherlands experiencing a second quarter of negative growth. The European Union stated that overall economic growth had stalled and consequently, applied pressure on the central banks to ease interest rates. Business investment dropped sharply while domestic demand remained bleak. The Japanese economy continued to stumble as other Asian economies began to recover from the effects of the SARS outbreak. Furthermore, fears of deflation loomed over already troubled global economies.

   Indices: Despite economic data indicating the worst is not yet over, global equity markets surged in the second quarter of 2003. Spurred by the easing of geopolitical tensions, massive short covering, excess liquidity, some positive first quarter earnings reports, and optimism that economic recovery is near, investors flocked toward equities. A rally in Japanese stocks was fueled primarily by foreign mutual funds, hedge funds and other non-Japanese institutional investors who invested more than ten times as much as local investors in June. The Japanese Nikkei, London FTSE, Dow Jones Industrial Average, NASDAQ and S&P 500 all ended the quarter higher.

   Interest rates: Fixed income markets in May witnessed a drop in interest rates of developed countries due to the U.S. Federal Reserve (the 'Fed') deflation talk as well as institutions and hedge funds borrowing to purchase longer maturities, possible Fed purchases of longer maturities, hedging by mortgage investors as rates fell, and central banks buying dollars and investing in Treasuries. The decline in interest rates led to gains in German, Japanese, U.S. Treasury and Eurodollar bond prices. In June, the market reacted with disappointment to the Fed's quarter-point cut in short-term interest rates and as a result, intermediate and long-term rates rose. Investors in Japan moved capital into the equity markets at the expense of U.S. Treasury and Japanese bonds. Concern about deteriorating public finances in most large economies and a renewed interest in equities in hopes of an economic recovery resulted in falling bond prices through the quarter and the subsequent rising of long-term rates.

   Currencies: In the foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies during the quarter. Investors shifted their focus from the war in Iraq to concerns about U.S. economic health with its widening current account deficit and lower relative interest rate resulting in the dollar's three-year low against the Canadian and Australian dollar and four-year low against the Euro. The reversal of the U.S.'s strong dollar policy by Treasury Secretary Snow led to a further sell off of the greenback leading to a 4.5-year low against the Swiss franc.

   Energies: Energy price declines began in March and continued as the war in Iraq became inevitable. Because supplies were secured and unthreatened by the war, the prices of crude oil, unleaded gasoline and London gas oil were down in April of 2003. Natural gas prices were largely unaffected by events in the Middle East, Nigeria and Venezuela. In order to stave off the declining prices and correct an oversupply as crude demand reached a seasonal low, OPEC members agreed to cut current output by seven percent in April. Toward the end of the quarter, energy prices, in general, were higher due to Nigeria's general worker's strike, low U.S. oil inventory levels and expectations of U.S. economic growth.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Interest rates (+): Weak global economies, fears of deflation and renewed interest in equities resulted in falling global bond prices. Short U.S. Treasury and European bond positions led to net gains.

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns of a weak U.S. economy. The euro and British pound strengthened this quarter resulting in net gains for long euro, euryen and British pound positions.

   Indices (+): Overall long positions in the Japanese Nikkei Dow, S&P 500 and German DAX indices led to net gains as global equity markets rose throughout the quarter.

   Energies (+): Nigeria's general worker's strike, low U.S. oil inventory levels and expectation of economic growth led to rising energy prices toward the end of the quarter. Long positions crude oil, light crude oil and heating oil resulted in net gains.

   Grains (-): Corn and wheat prices continued to decline due to ideal weather conditions and a strong harvest resulting in net losses for long positions.

   Softs (-): World sugar prices have noticeably weakened through the quarter resulting in net losses for long sugar positions.

   Metals (-): Declines in manufacturing resulted in falling base metal prices. Long positions in aluminum and copper resulted in net losses.

   Series A's average net asset levels during Year-To-Date 2003 and Second Quarter 2003 have increased from Year-To-Date 2002 and Second Quarter 2002, primarily due to favorable trading performance during Year-To-Date 2003, and Third Quarter 2002 offset, in part, by redemptions. The increase in average net asset levels have led to proportionate increases in commissions and management fees incurred.

   Interest income is earned on the average net assets held at PEG and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $15,000 and $6,000 during Year-To-Date 2003 and Second Quarter 2003, as compared to Year-To-Date 2002 and Second Quarter 2002, respectively, due to the decrease in interest rates during 2002.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions increased $11,000 during both Year-To-Date 2003 and Second Quarter 2003, as compared to Year-To-Date 2002 and Second Quarter 2002, due to the increase in average net asset levels as discussed above.

   All trading decisions for Series A are made by Eagle-Global System (the 'Trading Advisor'). Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees increased $3,000 during both Year-To-Date 2003 and Second Quarter 2003 as compared to Year-To-Date 2002 and Second Quarter 2002 due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. Series A incurred incentive fees of $40,000 during the Second Quarter 2003. No incentive fees were incurred during Year-To-Date 2002 and Second Quarter 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's chief executive officer and chief financial officer, of the effectiveness of the design and operation of Series A's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's chief executive officer and chief financial officer concluded that Series A's disclosure controls and procedures are effective.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series A or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer and Treasurer replacing Steven Weinreb.

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

          4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series A's Registration Statement on Form S-1, File No. 333-43033)

          4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series A's Registration Statement on
               Form S-1, File No. 333-43033)

         31.1--Certification pursuant to Exchange Act Rules 13a-14 and
               15d-14 (filed herewith)

         31.2--Certification pursuant to Exchange Act Rules 13a-14 and
               15d-14 (filed herewith)

         32.1--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

         32.2--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

         (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Series A has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: August 11, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer