Form 10-Q
period 2003-09-26
WORLD MONITOR TRUST SERIES A
filed 2003-11-10
CIK 1051822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 26, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-25785

                         WORLD MONITOR TRUST--SERIES A
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3985040
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                No.)

One New York Plaza, 13th Floor, New York, New York       10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 26,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $ 5,071,913       $5,000,833
Net unrealized gain on open futures contracts                              430,892          109,011
Accrued interest receivable                                                  5,288               --
                                                                      -------------     ------------
Total assets                                                           $ 5,508,093       $5,109,844
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    31,112       $   32,545
Management fees payable                                                     18,297            8,628
Incentive fees payable                                                         158               --
Redemptions payable                                                          1,337               --
                                                                      -------------     ------------
Total liabilities                                                           50,904           41,173
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (45,323.429 and 51,247.230 interests
  outstanding)                                                           5,392,700        5,015,625
General interests (542 interests outstanding)                               64,489           53,046
                                                                      -------------     ------------
Total trust capital                                                      5,457,189        5,068,671
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 5,508,093       $5,109,844
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    118.98       $    97.87
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                September 26, 2003                  December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                               $(60,256)                           $     --
  Interest rates                                                    --                             242,903
  Currencies                                                   427,125                             264,113
  Commodities                                                  102,085                             (78,007)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       8.59%           468,954             8.46%           429,009
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                               (19,649)                                 --
  Currencies                                                   (70,538)                           (223,100)
  Commodities                                                   52,125                             (96,898)
                                                           --------------                      --------------
     Net unrealized (loss) on futures
     contracts sold                           (0.69)%          (38,062)           (6.31)          (319,998)
                                            -------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                 7.90%          $430,892             2.15%          $109,011
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Forward currency contracts purchased:            --%          $     --             0.14%          $  7,124
Forward currency contracts sold:                 --                 --            (0.14)%           (7,124)
                                            -------        --------------        ------        --------------
                                                 --                 --             0.00%          $      0
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                               (0.51)%         $(27,957)            0.96%          $ 48,688
  Australian dollars                             --                 --             0.48             24,298
  Euro                                        (0.46)           (25,251)            1.80             91,105
  Japanese yen                                (0.24)           (13,223)              --                 --
  U.S. dollar                                  9.11            497,323            (1.09)           (55,080)
                                            -------        --------------        ------        --------------
     Total                                     7.90%          $430,892             2.15%          $109,011
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  U.S. dollar                                  0.00%          $      0             0.00%          $      0
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
         The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period from     For the period from     For the period from     For the period from
                                   January 1, 2003 to      January 1, 2002 to       June 28, 2003 to        June 29, 2002 to
                                   September 26, 2003      September 27, 2002      September 26, 2003      September 27, 2002
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $ 1,085,369             $ 2,109,270             $  (564,396)            $ 1,569,725
Change in net unrealized
  gain/loss on open commodity
  positions                                321,881                 507,625                 679,721                  (6,329)
Interest income                             55,253                  88,764                  15,531                  34,249
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                         1,462,503               2,705,659                 130,856               1,597,645
                                  ---------------------   ---------------------   ---------------------   ---------------------
EXPENSES
Commissions                                306,681                 309,462                 104,155                 117,670
Management fees                             79,323                  79,933                  26,884                  30,511
Incentive fees                              40,058                 153,424                     158                 153,424
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                           426,062                 542,819                 131,197                 301,605
                                  ---------------------   ---------------------   ---------------------   ---------------------
Net income (loss)                      $ 1,036,441             $ 2,162,840             $      (341)            $ 1,296,040
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                      $ 1,024,998             $ 2,139,932             $      (367)            $ 1,282,075
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
General interests                      $    11,443             $    22,908             $        26             $    13,965
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                             $     21.41             $     33.86             $      (.01)            $     22.46
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
Weighted average number of
  limited and general interests
  outstanding                               48,413                  63,885                  46,222                  57,707
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  ---------------------   ---------------------   ---------------------   ---------------------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               51,789.230     $5,015,625     $ 53,046      $5,068,671
Net income                                                     1,024,998       11,443       1,036,441
Redemptions                                    (5,923.801)      (647,923)          --        (647,923)
                                               ----------     ----------     ---------     ----------
Trust capital--September 26, 2003              45,865.429     $5,392,700     $ 64,489      $5,457,189
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES A
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 26, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series A ('Series A') as of September 26, 2003 and December 31, 2002 and the results of its operations for the period from January 1, 2003 to September 26, 2003 ('Year-To-Date 2003'), January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), June 28, 2003 to September 26, 2003 ('Third Quarter 2003') and June 29, 2002 to September 27, 2002 ('Third Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. The Managing Owner also remains an indirectly wholly-owned subsidiary of Prudential.

B. Related Parties

   The Managing Owner of Series A is a wholly-owned subsidiary of PEG, which, in turn, is an indirect wholly-owned subsidiary of Prudential. The Managing Owner or its affiliates perform services for Series A, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates pay the costs of these services in addition to Series A's routine operational, administrative, legal and auditing costs.

   The costs charged to Series A for brokerage services for Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002 were $306,681, $309,462, $104,155 and $117,670, respectively.

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

   PEG, when acting as Series A's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not allowed to commingle such assets with other assets of PEG. At September 26, 2003, such segregated assets totalled $1,773,844. Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series A related to foreign futures trading, which totalled $3,728,961 at September 26, 2003. There are no segregation requirements for assets related to forward trading.

   As of September 26, 2003, Series A's open futures contracts mature within four months.

D. Financial Highlights

                                     Year-To-Date    Year-To-Date     Third Quarter     Third Quarter
                                         2003            2002             2003              2002
                                     -------------   -------------   ---------------   ---------------
Performance per Interest
  Net asset value, beginning of
  period                                $ 97.87         $ 78.23          $118.94           $ 92.79
                                     -------------   -------------   ---------------   ---------------
  Net realized gain (loss) and
     change in net unrealized
     gain/loss on
     commodity transactions               28.79           44.32             2.55             26.96
  Interest income                          1.14            1.42              .33               .60
  Expenses                                (8.82)          (9.02)           (2.84)            (5.40)
                                     -------------   -------------   ---------------   ---------------
  Increase for the period                 21.11           36.72              .04             22.16
                                     -------------   -------------   ---------------   ---------------
  Net asset value, end of period        $118.98         $114.95          $118.98           $114.95
                                     -------------   -------------   ---------------   ---------------
                                     -------------   -------------   ---------------   ---------------
Total return                              21.57%          46.94%            0.03%            23.88%
Ratio to average net assets
(annualized)
  Interest income                          1.35%           2.20%            1.16%             2.27%
  Expenses, including 0.98%, 3.80%
     and 10.15% of incentive fees
     during Year-To-Date 2003,
     Year-To-date 2002 and Third
     Quarter 2002, respectively.          10.39%          13.43%            9.77%            19.95%

      These financial highlights represent the overall results of Series A during Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002. An individual limited owner's actual results may differ depending on the timing of redemptions.

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

   Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for Year-To-Date 2003, Third Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to September 26, 2003 were $647,923, $116,426 and $23,985,363, respectively. While there were no redemptions of general interests during Year-To-date 2003 and Third Quarter 2003, redemptions of general interests for the period from June 10, 1998 (commencement of operations) to September 26, 2003 were $217,115. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 26, 2003, 100% of Series A's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series A's trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PEG credits Series A monthly with 100% of the interest it earns on the average net assets in Series A's accounts.

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

Results of Operations

   The net asset value per Interest as of September 26, 2003 was $118.98, an increase of 21.57% from the December 31, 2002 net asset value per Interest of $97.87, and an increase of 0.03% from the June 27, 2003 net asset value per Interest of $118.94. Past performance is not necessarily indicative of future results.

   Series A's gross trading gains were $1,407,000 and $115,000 during Year-To-Date 2003 and Third Quarter 2003, compared to $2,617,000 and $1,563,000 during Year-To-Date 2002 and Third Quarter 2002, respectively. Due to the nature of Series A's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A's Third Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the third quarter of 2003 was marked by an economic growth rate of 7.2 percent--the fastest rate since 1984--which was boosted by strong consumer and business spending. Leading indicators rose throughout July and August, but fell 0.2 percent in September, the first decline in four months. Manufacturing and industrial production grew throughout the quarter, although at a slower pace, as new orders and production gradually strengthened. Child tax credit checks arrived in July and August in time for the crucial back-to-school retail sales period boosting disposable income to its biggest gain in a year. Consumer spending, which makes up two-thirds of the economy, rose throughout most of the quarter as retail sales increased 1.4 percent in July--the largest increase in four months--and 0.6 percent in August, but cooled in September. Housing, automobile and durable goods markets aided by incentives and low-interest rates continued at a high clip. However, consumer confidence was mixed in July and declined in September to the lowest level since the war in Iraq as a result of higher gas prices and continued job losses. Despite a slowdown in layoffs, hiring has not picked up as companies continued to focus on becoming more efficient. The U.S. economy lost 49,000 jobs in July and a record 93,000 jobs in August. The majority of job losses occurred in the manufacturing sector, which experienced its 38th consecutive monthly drop in employment in September. Non-farm payrolls, mostly in the private sector, rose for the first time in eight months in September. Watching over the weak labor market, the U.S. Federal Reserve maintained the target for the federal funds rate at one percent, a 45-year low, at both its August and September meetings.

   The global economy experienced mixed growth in the third quarter. Widening deficits, rising unemployment, declining business and consumer confidence and sluggish economic growth continued to dog the 12-nation euro zone. The European Central Bank left rates untouched at the end of September. The outlook was rosier in Japan as capital spending spurred a recovery from its third recession in a decade. Unemployment reached its lowest level since mid-2001, and although Japanese consumer spending remained flat, business investments have gradually grown.

   Indices: The three major U.S. market gauges (Dow Jones Industrial Average, S&P 500 and NASDAQ) boasted a second quarter of gains after three years of declines, even though they finished lower in September. Stronger corporate earnings, growth in capital and consumer spending and a third consecutive month of manufacturing growth boosted stock prices. Toward the end of September, the Dow Jones Industrial Average, S&P 500 and NASDAQ declined based on weak economic data and a rush by investors to lock in third quarter gains. Japanese stocks experienced their biggest sell-off in two years as a result of the pullback in U.S. equities and the U.S. dollar's 33-month low against the yen. Investors were concerned about poor consumer confidence figures, weak third-quarter earnings results, high stock valuations, sketchy corporate governance, persistent job market weakness, escalating conflict in the Middle East, and a production cut by OPEC. Nonetheless, the Japanese Nikkei reached a 15-month high in mid-September with an overall gain of 12.5 percent. Most Asian markets reported robust returns with European markets edging upwards throughout the quarter resulting in two consecutive quarters of gains for global stock markets.

   Interest Rates: Volatility marked the performance of U.S. Treasuries, as prices fell 1.9 percent with yields rising to 3.9 percent in the third quarter. The majority of damage occurred in July as U.S. Treasuries posted their worst monthly return in more than two decades when investors shifted their allocations from bonds to stocks on the basis of stronger economic data. Prices rebounded in August, but dipped again in mid-September as a result of profit taking ahead of economic data reports. U.S. Treasury prices jumped at the end of September on the back of soft consumer confidence figures, depressed job market reports, slower manufacturing activity reports, and a weaker dollar. As a result of improved world growth, global bond yields began low at the beginning of the quarter and rose in every major developed bond market with Japanese bonds experiencing the greatest rise in yields.

   Currencies: In the foreign exchange markets, the U.S. dollar remained weak and fell at the end of September when the Group of 7 and the U.S. Treasury Secretary John Snow called for more exchange rate flexibility and further supported a weak dollar policy. The dollar declined to a 33-month low against the Japanese yen reversing only after intervention by the Bank of Japan. News of the intervention forced

European currencies lower. However, the Euro ended the quarter at its highest level against the dollar since mid-June.

   Energies: Gas prices rose in July and August as a result of a surge in energy production demands due to abnormally warm weather in the U.S. Midwest and Northeast. Natural gas prices rose seven percent as a result of a buildup in supply below projections. To hedge against inflation, investors began buying oil in August. Unexpected growth in U.S. inventories drove oil prices lower, reaching four-month lows. Oil prices spiked in September as OPEC announced an output reduction of 3.5 percent ahead of peak winter demand to stem the decline in prices. Prices stabilized slightly when investors realized supplies appeared to be sufficient but ended the quarter at the highest level in three weeks.

Quarterly Performance of Series A

   The following is a summary of performance for the major sectors in which Series A traded:

   Grains (+): Long soybean and wheat positions resulted in net gains as drought conditions drove prices upward.

   Currencies (+): The strengthening of the Japanese yen due to the growing Japanese economy led to net gains for long yen positions.

   Metals (+): Speculation that manufacturers will boost metal purchases increased base metal prices and led to net gains in long aluminum and copper positions.

   Indices (+): Long Japanese Nikkei Dow, S&P 500 and London FTSE 100 index positions resulted in net gains as U.S. and major global stock markets rose for the second consecutive quarter.

   Energies (+): OPEC's announcement to cut production caused a significant rally in energy prices. Long light crude and crude oil positions led to net gains. An increase in storage in June as well as a relatively cool summer led to a decline in natural gas prices and net gains for short positions.

   Interest Rates (-): As a result of improved world growth, global bond prices declined in every major developed bond market. Long European and British bond positions resulted in net losses.

   Softs (-): High volatility in the softs markets led to net losses in long sugar positions.

   Series A's average net asset levels during Year-To-Date 2003 and Third Quarter 2003 have decreased from Year-To-Date 2002 and Third Quarter 2002, primarily due to redemptions and unfavorable trading performance during the fourth quarter of 2002, offset, in part by favorable trading performance during Year-To-Date 2003. The decrease in average net asset levels have led to proportionate decreases in commissions and management fees incurred.

   Interest income is earned on the average net assets held at PEG and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $34,000 and $19,000 during Year-To-Date 2003 and Third Quarter 2003, as compared to Year-To-Date 2002 and Third Quarter 2002, respectively, primarily due to the decrease in interest rates during 2002.

   Commissions are calculated on Series A's net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $3,000 and $14,000 during Year-To-Date 2003 and Third Quarter 2003, as compared to Year-To-Date 2002 and Third Quarter 2002, respectively, due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series A are made by Eagle-Global System (the 'Trading Advisor'). Management fees are calculated on Series A's net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased $1,000 and $4,000, during Year-To-Date 2003 and Third Quarter 2003 as compared to Year-To-Date 2002 and Third Quarter 2002, respectively, due to the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. Series A Year-To-Date 2003 incentive fees of $40,000 were incurred during the second quarter of 2003. Year-To-Date 2002 incentive fees of $153,000 were incurred during Third Quarter 2002.

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

   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series A or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None.

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

WORLD MONITOR TRUST--SERIES A

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: November 10, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer