Form 10-K
period 2003-12-31
WORLD MONITOR TRUST SERIES A
filed 2004-03-29
CIK 1051822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number: 0-25785

WORLD MONITOR TRUST—SERIES A

(Exact name of registrant as specified in its charter)

Delaware	13-3985040

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One New York Plaza, 13th Floor, New York, New York	10292

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 778-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Interests

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [Ö]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes       No  Ö

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Interest holders for the year ended December 31, 2003 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

Index to exhibits can be found on pages 10 and 11.

WORLD MONITOR TRUST—SERIES A

(a Delaware Business Trust)

PART I

Item 1.  Business

General

World Monitor Trust (the “Trust”) is a business trust organized under the laws of Delaware on December 17, 1997. The Trust commenced trading operations on June 10, 1998 and will terminate on December 31, 2047 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust consists of three separate and distinct series (“Series”): Series A, B and C. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Trust’s fiscal year for book and tax purposes ends on December 31.

World Monitor Trust—Series A (the “Registrant”) is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Registrant and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association.

Managing Owner and its Affiliates

The managing owner of the Registrant, Prudential Securities Futures Management Inc., (the “Managing Owner”) is a wholly owned subsidiary of PEG. The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner.

The Offering

Beneficial interests in each Series (“Interests”) were offered once each week until each Series’ subscription maximum was met either through sale or exchange or until the managing owner of the Registrant, Prudential Securities Futures Management Inc. (the “Managing Owner”), suspended the offering of Interests. On June 10, 1998, a sufficient number of subscriptions for each Series had been received and accepted by the Managing Owner to permit each Series to commence trading. The Registrant completed its initial offering with gross proceeds of $6,039,177 from the sale of 59,631.775 limited interests and 760.000 general interests. General interests were sold exclusively to the Managing Owner.

The Registrant was offered until it achieved its subscription maximum of $34,000,000 during November 1999. Interests in World Monitor Trust—Series B (“Series B”) and World Monitor Trust—Series C (“Series C”) continued to be offered on a weekly basis at the then current net asset value per Interest until the

Managing Owner suspended the offering of Interests for each Series. The Managing Owner suspended the offering of Interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. As such, Interests owned in one series of the Trust may no longer be exchanged for Interests of one or more other Series. While the Managing Owner does not anticipate doing so, it may, at its election, reinstate the offering of Interests in Series B and Series C in the future.

The Trading Advisor

Each Series has its own independent commodity trading advisor that makes that Series’ trading decisions. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to its trading advisor. The Managing Owner, on behalf of the Registrant, initially entered into an advisory agreement (the “Initial Advisory Agreement”) with Eagle Trading Systems, Inc. (the “Trading Advisor”) to make the trading decisions for the Registrant utilizing both the Eagle-Global System and the Eagle-FX System.

Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by the Trading Advisor to trade the Registrant’s assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate the Initial Advisory Agreement and enter into a new advisory agreement (the “New Advisory Agreement”) effective March 21, 2000.

Pursuant to the New Advisory Agreement, the Trading Advisor was to be paid a weekly management fee at an annual rate of 1% of the Registrant’s net asset value until the net asset value per Interest was at least $80 for a period of at least 10 consecutive business days, at which time the weekly management fee was to be increased to an annual rate of 2% (i.e. the rate pursuant to the Initial Advisory Agreement). Effective October 31, 2001, the Registrant sustained a net asset value per Interest greater than $80 for 10 consecutive business days. As a result, the Trading Advisor has been paid a weekly management fee at an annual rate of 2% since November 1, 2001. The Registrant also pays its Trading Advisor a quarterly incentive fee equal to 23% of the Registrant’s “New High Net Trading Profits” (as defined in the New Advisory Agreement). The incentive fee accrues weekly. Additionally, although the term of the New Advisory Agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the Initial Advisory Agreement before an incentive fee is paid. Furthermore, the New Advisory Agreement resets the net asset value for purposes of its termination provisions. The New Advisory Agreement may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement, as further discussed in Notes A, C and D to the Registrant’s financial statements included in its annual report to limited owners for the year ended December 31, 2003 (the “Registrant’s 2003 Annual Report”), which is filed as an exhibit hereto.

Item 2.  Properties

The Registrant does not own or lease any property.

Item 3.  Legal Proceedings

There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 4.  Submission of Matters to a Vote of Interest Holders

None

PART II

Item 5.  Market for the Registrant’s Interests and Related Interest Holder Matters

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note A to the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto.

A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an interest holder to transfer Interests. However, Interests may be redeemed on a weekly basis. Additionally, Interests owned in one series of the Trust (Series A, B or C) may no longer be exchanged for Interests of one or more other Series, as further discussed in Item 1, Business. Redemptions are calculated based on the applicable Series’ then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the redemption request is effected.

There are no material restrictions upon the Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of March 18, 2004, there were 473 holders of record owning 44,397.068 Interests, which includes 473 general interests.

Item 6.  Selected Financial Data

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 11 of the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto.

	Year ended December 31,
	2003	2002	2001	2000	1999
Total revenues (including interest)	$1,860,476	$1,931,469	$949,217	$(277,351)	$(3,514,892)

Net income (loss)	$1,238,306	$1,255,259	$344,316	$(1,894,682)	$(5,211,460)

Net income (loss) per weighted average Interest	$25.98	$20.59	$3.84	$(7.42)	$(27.31)

Total assets	$5,677,500	$5,109,844	$5,636,106	$9,286,501	$27,511,754

Net asset value per Interest	$123.39	$97.87	$78.23	$75.76	$77.25

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 12 through 16 of the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 11 of the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

	For the period from January 1, 2003 to March 28, 2003	For the period from March 29, 2003 to June 27, 2003	For the period from June 28, 2003 to September 26, 2003	For the period from September 27, 2003 to December 31, 2003
Total Revenues (including interest)	$311,394	$1,020,253	$130,856	$397,973

Total Revenues (including interest) less commissions	$214,082	$915,039	$26,701	$283,107

Net income (loss)	$189,005	$847,777	$(341)	$201,865

Net income (loss) per weighted average Interest	$3.73	$17.62	$(.01)	$4.43

	For the period from January 1, 2002 to March 29, 2002	For the period from March 30, 2002 to June 28, 2002	For the period from June 29, 2002 to September 27, 2002	For the period from September 28, 2002 to December 31, 2002
Total Revenues (including interest)	$(156,202)	$1,264,216	$1,597,645	$(774,190)

Total Revenues (including interest) less commissions	$(253,374)	$1,169,596	$1,444,221	$(844,497)

Net income (loss)	$(278,414)	$1,145,214	$1,296,040	$(907,581)

Net income (loss) per weighted average Interest	$(4.01)	$17.81	$22.46	$(17.22)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer and chief financial officer concluded that the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

The Managing Owner’s directors and executive officers and any person holding more than ten percent of the Registrant’s Interests (“Ten Percent Owners”) are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the

“SEC”) on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

The directors and executive officers of the Managing Owner and their positions with respect to the Registrant are as follows:

Name	Position

Alex H. Ladouceur	Chairman of the Board of Directors and Director

Brian J. Martin	President and Director

Ronald J. Ivans	Treasurer, Chief Financial Officer and Director

Richard H. Hulit	Senior Vice President and Director

Guy S. Scarpaci	Director

Thomas T. Bales	Vice President

ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. (“Seaport Futures”), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined Prudential in August 2001 and is an Executive Vice President, Head of the Global Derivatives Division. He is responsible for all operating activities of Prudential’s Global Derivatives Division including sales and trading, foreign exchange, base and precious metals, and the trading floors. Mr. Ladouceur joined Prudential from Credit Lyonnais Rouse Ltd. (“CLR”), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products.

BRIAN J. MARTIN, born 1950, was elected President and Director of the Managing Owner in February 2004. He is also a Senior Vice President in Prudential’s Global Derivatives Division. Mr Martin is Director of Alternative Investment Strategies responsible for all proprietary managed future funds. He also serves in various capacities for certain other affiliated companies. Mr. Martin joined Prudential in 1980 and is a member of the Pennsylvania Bar.

RONALD J. IVANS, born 1954, has been the Treasurer, Chief Financial Officer and Director of the Managing Owner since May 2003. Mr. Ivans is also a Senior Vice President of Prudential’s Global Derivatives Division, with responsibility for finance and control. Mr. Ivans worked as an auditor at Arthur Andersen from 1976 to 1978, and in the area of corporate financial reporting with CBS, Inc. from 1978 to 1980. From 1980 to 1986, Mr. Ivans was with Golodetz Trading Corp. as a controller, whereafter he joined Credit Lyonnais Rouse USA, Ltd as an Executive Vice President with responsibilities for finance until 2001. Mr. Ivans is a certified public accountant. Mr. Ivans serves as the “audit committee financial expert” (as defined in Section 401(h) of SEC Regulation S-K for the Board of Directors of the Managing Owner. Mr. Ivans is not independent of the Registrant’s management; however, as no significant secondary market for Interests in the Registrant has developed, there is no independence requirement applicable to the Board of Directors of the Managing Owner.

RICHARD H. HULIT, born 1956, has been a Senior Vice President and Director of the Managing Owner since May 2003. Mr. Hulit is also a Senior Vice President and Chief Administrative Officer of Prudential’s Global Derivatives Division. From 1989 to 2000, Mr. Hulit was with Merrill Lynch in Treasury and management positions. From 1982 until 1989, Mr. Hulit was employed by various manufacturing companies as a financial officer.

GUY S. SCARPACI, born 1947, has been a Director of the Managing Owner since July 1987 and was Assistant Treasurer from May 1988 until December 1989. In addition, Mr. Scarpaci has been a Director of Seaport Futures since May 1989. Mr. Scarpaci was first affiliated with the Managing Owner in July 1987. Mr. Scarpaci has been employed by Prudential in positions of increasing responsibility since August 1974, and he is currently a Senior Vice President of the Global Derivatives Division.

THOMAS T. BALES, born 1959, is a Vice President of the Managing Owner. Mr. Bales is also a Senior Vice President and Chief Administrative Officer—Proprietary and OTC Trading in the Global Derivatives Division for Prudential, and he serves in various capacities for other affiliated companies. Prior to joining the Global Derivatives Division, Mr. Bales served as in-house counsel in the Law Department of Prudential from October 1987 through May 1996. Mr. Bales joined Prudential in November 1981 as an Analyst in the Credit Analysis Department and later served as a Section Manager.

Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of the Managing Owner as Chief Financial Officer and Treasurer replacing Steven Weinreb.

Effective May 2003, Richard H. Hulit was elected by the Board of Directors of the Managing Owner as Senior Vice President and Director replacing Tamara B. Wright.

Effective February 2004, Brian J. Martin was elected by the Board of Directors of the Managing Owner as President and Director replacing Eleanor L. Thomas.

The Managing Owner has adopted a code of ethics, which is posted on Prudential’s website at www.investor.prudential.com. Any amendments and any waiver under this code of ethics granted to any of the Managing Owner’s directors or executive officers will be on that website. In addition, the Managing Owner’s chief executive officer and chief financial officer, as well as its directors and other employees are also subject to a broader code of conduct, known as Making the Right Choices, which has been adopted by the Managing Owner’s corporate parent.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 18, 2004, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

As of March 18, 2004, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

As of March 18, 2004, the following owner of limited interests beneficially owns more than five percent (5%) of the limited interests issued by the Registrant:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited interests	HT Ardinger 1990 Lakepoint Dr. Lewisville, TX 75057-6415	2,578.648 limited interests	5.87%

Item 13.  Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

Reference is made to Notes A, C and D to the financial statements in the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable, if any, for their services.

Item 14.  Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totaled approximately $30,000 in 2003 and approximately $28,000 in 2002, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services, including tax compliance and tax advice totaled approximately $21,000 in 2003 and $21,000 in 2002. PEG or its affiliates have paid and will continue to pay the audit and tax fees as well as all the administrative costs incurred by the Registrant, as further discussed in Notes C and D of the Registrant’s 2003 Annual Report.

We have been advised by PricewaterhouseCoopers LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PART IV

			Annual Report Page Number

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements and Report of Independent Auditors—incorporated by reference to the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto

		Report of Independent Auditors	2

		Financial Statements:

		Statements of Financial Condition—December 31, 2003 and 2002	3

		Condensed Schedules of Investments—December 31, 2003 and 2002	4

		Statements of Operations—Three years ended December 31, 2003	5

		Statements of Changes in Trust Capital—Three years ended December 31, 2003	5

		Notes to Financial Statements	6

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

	3.	Exhibits

		Description:

	3.1 and 4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

	4.2	Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

	4.3	Form of Exchange Request (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

	4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

	10.1	Form of Escrow Agreement among the Trust, Prudential Securities Futures Management Inc., Prudential Securities Incorporated and The Bank of New York (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

	10.2	Form of Brokerage Agreement among the Trust and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

	10.3	Form of Advisory Agreement among the Registrant, Prudential Securities Futures Management Inc., and the Trading Advisor (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

	10.4	Form of Representation Agreement Concerning the Registration Statement and the Prospectus among the Trust, Prudential Securities Futures Management Inc., Prudential Securities Incorporated, Wilmington Trust Company and the Trading Advisor (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

	10.5	Form of Net Worth Agreement between Prudential Securities Futures Management Inc. and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-43033 dated as of March 23, 1998)

	10.6	Form of Foreign Currency Addendum to Brokerage Agreement between the Trust and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, File No. 333-43033, for the quarter ended March 31, 1998)

	10.7	Form of Advisory Agreement among the Registrant, Prudential Securities Futures Management Inc., and the Trading Advisor dated March 21, 2000 (incorporated by reference to Exhibit 10.7 on the Registrant’s Form 10-K, File No. 0-25785, for the year ended December 31, 1999)

	10.8	Service Agreement among the Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (filed herewith)

	13.1	Registrant’s 2003 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2003 Annual Report is to be deemed filed as part of this report) (filed herewith)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(b)		Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Monitor Trust—Series A

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: March 29, 2004

Ronald J. Ivans Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Alex H. Ladouceur	Date: March 29, 2004

Alex H. Ladouceur Chairman of the Board of Directors and Director

	By: /s/ Brian J. Martin	Date: March 29, 2004

Brian J. Martin President and Director

	By: /s/ Ronald J. Ivans	Date: March 29, 2004

Ronald J. Ivans Treasurer, Chief Financial Officer (chief accounting officer) and Director

	By: /s/ Richard H. Hulit	Date: March 29, 2004

Richard H. Hulit Senior Vice President and Director

	By: /s/ Guy S. Scarpaci	Date: March 29, 2004

Guy S. Scarpaci Director