Form 10-Q
period 2004-06-25
WORLD MONITOR TRUST SERIES A
filed 2004-08-09
CIK 1051822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

WORLD MONITOR TRUST—SERIES A

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 25, 2004	December 31, 2003
ASSETS
Cash in commodity trading accounts	$4,259,711	$5,484,186
Net unrealized gain (loss) on open futures contracts	(61,802)	193,314
Accrued interest receivable	3,573	—

Total assets	$4,201,482	$5,677,500

LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable	$25,292	$38,506
Management fees payable	6,705	10,130
Incentive fee payable	—	51,375
Redemptions payable	14,124	—

Total liabilities	46,121	100,011

Commitments
Trust capital
Limited interests (42,028.885 and 44,747.828 interests outstanding)	4,113,762	5,521,592
General interests (425 and 453 interests outstanding)	41,599	55,897

Total trust capital	4,155,361	5,577,489

Total liabilities and trust capital	$4,201,482	$5,677,500

Net asset value per limited and general interest	$97.88	$123.39

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST—SERIES A

(a Delaware Business Trust)

Condensed Schedules of Investments

(Unaudited)

	June 25, 2004		December 31, 2003
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Stock indices		$11,229		$31,451
Interest rates		—		15,295
Currencies		(5,500)		86,319
Commodities		—		350,426

Net unrealized gain on futures contracts purchased	.14%	5,729	8.67%	483,491

Futures contracts sold:
Interest rates		(67,531)		(32,687)
Commodities		—		(257,490)

Net unrealized (loss) on futures contracts sold	(1.63)%	(67,531)	(5.20)	(290,177)

Net unrealized gain (loss) on futures contracts	(1.49)%	$(61,802)	3.47%	$193,314

Settlement Currency—Futures Contracts
Australian dollar	(.18)%	$(7,580)	—%	$—
British pound	(.36)	(14,828)	(.44)	(24,542)
Euro	(.20)	(8,452)	.19	10,476
Japanese yen	.29	12,068	—	—
U.S. dollar	(1.04)	(43,010)	3.72	207,380

Total	(1.49)%	$(61,802)	3.47%	$193,314

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST—SERIES A

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the period from January 1, 2004 to June 25, 2004	For the period from January 1, 2003 to June 27, 2003	For the period from March 27, 2004 to June 25, 2004	For the period from March 29, 2003 to June 27, 2003
REVENUES
Net realized gain (loss) on commodity transactions	$(668,367)	$1,649,765	$(489,625)	$1,194,173
Change in net unrealized gain/loss on open commodity positions	(255,116)	(357,840)	(360,151)	(194,181)
Interest income	28,628	39,722	13,992	20,261

	(894,855)	1,331,647	(835,784)	1,020,253

EXPENSES
Commissions	190,377	202,526	89,804	105,214
Management fees	49,124	52,439	23,141	27,362
Incentive fees	(8,750)	39,900	—	39,900

	230,751	294,865	112,945	172,476

Net income (loss)	$(1,125,606)	$1,036,782	$(948,729)	$847,777

ALLOCATION OF NET INCOME (LOSS)
Limited interests	$(1,114,260)	$1,025,365	$(939,165)	$838,267

General interests	$(11,346)	$11,417	$(9,564)	$9,510

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(25.36)	$20.96	$(21.68)	$17.62

Weighted average number of limited and general interests outstanding	44,389	49,457	43,756	48,111

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL
Trust capital—December 31, 2003	45,200.828	$5,521,592	$55,897	$5,577,489
Net loss		(1,114,260)	(11,346)	(1,125,606)
Redemptions	(2,746.943)	(293,570)	(2,952)	(296,522)

Trust capital—June 25, 2004	42,453.885	$4,113,762	$41,599	$4,155,361

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST—SERIES A

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

JUNE 25, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust—Series A (“Series A”) as of June 25, 2004 and December 31, 2003 and the results of its operations for the period from January 1, 2004 to June 25, 2004 (“Year-To-Date 2004”), January 1, 2003 to June 27, 2003 (“Year-To-Date 2003”), March 27, 2004 to June 25, 2004 (“Second Quarter 2004”) and March 29, 2003 to June 27, 2003 (“Second Quarter 2003”). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Series A and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group Inc. was converted to a limited liability company named Prudential Equity Group LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of the Managing Owner and PFDS Holdings, LLC, the direct parent of PFD, to PSG.

B. Related Parties

The Managing Owner of Series A is a wholly-owned subsidiary of PSG. The Managing Owner or its affiliates perform services for Series A, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. Except for costs related to brokerage services, PFD or its affiliates pay the costs of these services in addition to Series A’s routine operational, administrative, legal and auditing costs.

The costs charged to Series A for brokerage services for Year-To-Date 2004, Year-To-Date 2003, Second Quarter 2004 and Second Quarter 2003 were $190,377, $202,526, $89,804 and $105,214, respectively.

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

Credit risk

When entering into futures or forward contracts, Series A is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions, entered into by Series A as PFD, Series A commodity broker, is the sole counterparty. Series A has entered into a master netting agreement with PFD and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series A’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series A’s contracts may result in greater loss than non-performance on all of Series A’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series A.

The Managing Owner attempts to minimize both credit and market risks by requiring Series A and its Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series A, the Managing Owner and the trading advisor, Series A shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the effective date of the advisory agreement. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series A will liquidate its positions, and eventually dissolve, if Series A experience a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interest of Series A.

PFD, when acting as Series A’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not permitted to commingle such assets with other assets of PFD. At June 25, 2004 and December 31, 2003, such segregated assets totalled $1,238,864 and $2,014,739 respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of Series A related to foreign futures trading which totalled $2,959,045 and $3,662,761 at June 25, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of June 25, 2004, all open futures contracts mature within three months.

D. Financial Highlights

	Year-To-Date	Year-To-Date	Second Quarter	Second Quarter
	2004	2003	2004	2003
Performance per interest
Net asset value, beginning of period	$123.39	$97.87	$119.46	$101.39

Net realized gain (loss) and change in net unrealized gain/loss on commodity transactions	(20.95)	26.24	(19.31)	20.69
Interest income	.64	.81	.32	.42
Expenses	(5.20)	(5.98)	(2.59)	(3.56)

Net increase (decrease) for the period	(25.51)	21.07	(21.58)	17.55

Net asset value, end of period	$97.88	$118.94	$97.88	$118.94

Total return (non-annualized):
Total return before incentive fees	(20.84)%	22.28%	(18.06)%	18.05%
Incentive fees	.17	(.75)	—	(.74)

Total return after incentive fees	(20.67)%	21.53%	(18.06)%	17.31%

Ratios to average net assets:
Net investment loss before incentive fees** (annualized)	(8.30)%	(7.84)%	(8.47)%	(8.37)%
Incentive fees (non-annualized)	.17	(.75)	—	(.74)

Net investment loss after incentive fees	(8.13)%	(8.59)%	(8.47)%	(9.11)%

Interest income (annualized)	1.13%	1.45%	1.20%	1.51%

Expenses before incentive fees (annualized)	9.43%	9.29%	9.67%	9.88%
Incentive fees (non-annualized)	(.17)	.75	—	.74

Total expenses after incentive fees	9.26%	10.04%	9.67%	10.62%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for Series A as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers Series A’s commodity trading gains/losses.

These financial highlights represent the overall results of Series A during Year-To-Date 2004, Year-To-Date 2003, Second Quarter 2004 and Second Quarter 2003. An individual limited owner’s actual results may differ depending on the timing of redemptions.

E. Subsequent Event

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp., (“Preferred”) entered into a Stock Purchase Agreement, pursuant to which PSG will sell, and Preferred will buy, all of the capital stock of the Managing Owner and another commodity pool operator owned by PSG. In connection with the transaction, the Managing Owner is soliciting proxies seeking approval from the Series A interestholders for (i) the sale of the stock of the Managing Owner to Preferred; (ii) the concomitant approval of Preferred as the new managing owner of the World Monitor Trust; and (iii) the approval of certain amendments to the Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust, dated March 17, 1998. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

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

Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for Year-To-Date 2004, Second Quarter 2004 and for the period from June 10, 1998 (commencement of operations) to June 25, 2004 were $293,570, $241,159 and $24,349,595, respectively. Redemptions of general interests during Year-To-Date 2004, Second Quarter 2004, and for the period from June 10, 1998 (commencement of operations) to June 25, 2004 were $2,952, $2,952 and $230,970, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 25, 2004, 100% of Series A’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series A’s trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PFD credits Series A monthly with 100% of the interest it earns on the average net assets in Series A’s accounts.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 25, 2004, Series A had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Series A. While Series A’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on Series A’s financial position.

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

Results of Operations

The net asset value per interest as of June 25, 2004 was $97.88, a decrease of 20.67% from the December 31, 2003 net asset value per interest of $123.39 and a decrease of 18.06% from the March 26, 2004 net asset value per interest of $119.46. Past performance is not necessarily indicative of future results.

Series A’s gross trading gains (losses) were $(924,000) and $(850,000) during Year-To-Date 2004 and Second Quarter 2004 compared to $1,292,000 and $1,000,000 during Year-To-Date 2003 and Second Quarter 2003, respectively. Due to the nature of Series A’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A’s Second Quarter 2004 trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the second quarter of 2004 was marked by steady improvement in the first two months followed by a slowdown towards the end of June. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. Despite concerns over instability in the Middle East and increased energy prices, manufacturing activity increased throughout the quarter to result in a third straight quarter of growth. In contrast, industrial production fell 0.3% in June, the greatest decline since April 2003, after rising steadily in April and May. Orders for durable goods also diminished throughout the quarter as inventories grew. Businesses added a quarter of a million jobs in May topping off a nine-month hiring spree that abated in June. Unemployment remained stable throughout the quarter at around 5.6%. Despite a stabilization in the number of layoffs, employment growth, pay increases and the number of hours worked shrank in June and resulted in increased pressure on consumers. Consumer spending accelerated throughout April and May resulting in the highest consumer confidence ratings in two years on the back of income growth and an improved job market. The possibility of the U.S. Federal Reserve (the “Fed”) increasing interest rates, led to a jump in home sales as buyers looked to lock in lower interest rates. Retail sales rose a mild 0.6% in April and a record 1.2% in May as buyers loaded up on foreign-made cars, televisions, furniture and clothes. In June, auto sales cooled as May incentives expired and major retailers blamed high fuel prices and unseasonably cool weather for the biggest drop in 16 months.

Global economies around the world continued to benefit from the strengthening U.S. economy. European investors remained concerned about rising U.S. interest rates, issues in Iraq, and high oil prices while benefiting from better corporate earnings. France, the largest euro economy, reported increased spending in May. In April, consumer confidence and manufacturing activity declined in Germany, the second largest euro economy, and its economy remained weak throughout the quarter. The European Union blamed rising oil prices for an increase in inflation in May and consumer confidence dropped slightly as business optimism remained unstable. In order to cool its overheating economy, the Chinese government reduced available domestic credit and money supply creating uncertainty in the markets. Industrial growth and profits in China slowed even as foreign investment continued to surge. The Japanese government cited steady consumption, employment, and core consumer prices as the reasons behind the best economy it has had in over 20 years. As a major commodity exporter to China, Brazil’s economy dampened on the heels of China’s deceleration while Mexico’s economy stayed positive due to its alliance with the U.S. economy.

Indices: All three major U.S. equity indices ended the second quarter with positive returns. The NASDAQ Composite had the highest rate of return of 2.69%, followed by the S&P 500 Index with 1.72%, and the Dow Jones Industrial Average with 0.75%. Investor fears of the sustainability of continued higher growth rates and strong earnings as seen in 2003 resulted in constant price reverses as indices traded within specific ranges. Globally, Asian stocks performed particularly poorly with the benchmark indices in South Korea, Taiwan, and China all falling more than 10%. Japan’s Tokyo Nikkei Stock Index fared better returning 1.2% for the quarter because of Japan’s continued economic recovery. Although the European economies continue to lag behind Asia and the U.S., their stock markets held up better. The Paris CAC 40 Index was up 3%, while the London FTSE 100 Index rose 2%, and the German DAX advanced 5%.

Interest rates: Bonds showed losses for the second quarter of 2004. The main factors that drove these losses were the U.S. economy, job market, and inflation. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. This surprisingly large employment number quickly dispelled any notion that traders may have had that the Fed would keep interest rates unchanged. Inflation fears also drove down bond prices late in the quarter as the price of oil and other commodities surpassed previous highs. The quarter ended with the Fed raising interest rates by 25 basis points. In the European Union, the bund market traded within specific ranges and did not have the volatility of the U.S. bond markets because of the steadier monetary policy being employed by the European Central Bank (ECB). On the other hand, the Japanese Government Bond (JGB) market saw significant increase in yields. Being in the middle of a strong and prolonged economic recovery, capital started to move out of the Japanese bond market and into equities.

Currencies: Increased volatility and choppy market conditions dominated this sector in the second quarter. The surprise in the non-farm payroll employment number carried over to the currency market. The expectations of a stronger economy helped to strengthen the US dollar against European currencies. This resulted in reversals of established trends and losses in established currency positions. The trading environment during the second quarter was characterized by limited longer-term changes in price coupled with strong reversals that made it very difficult to trade effectively. Although there have been no government interventions since the first quarter, the relatively high level of volatility has continued throughout the second quarter with no long-term trends developing.

Energies: Demand for energy remained strong throughout the second quarter leading to higher prices. Energy markets were characterized by strong trends and not the result of short-term speculation. Strong world demand due to economic growth, especially in China where crude oil imports hit a record 2.8 million barrels per day in June, pushed crude oil to all time highs on the NYMEX. Persistent higher prices were also a product of a significant geopolitical risk premium that existed because of supply shocks from events in the Middle East. Higher demand and higher risk had pushed oil above $40/barrel earlier in the year and this price level continued to the end of the quarter.

Metals: The first quarter saw a significant upswing in base metal prices from strong world demand, especially from China. However, the second quarter began with concerns of an overheating economy in China that resulted in Chinese monetary policy changes aimed at controlling the growth in credit. China’s central bank raised the percentage of capital that banks are required to have in reserve by 50 basis points. Expectation of lower demand from China caused swift reversals in base metals. Nevertheless as the quarter proceeded demand for base metals continued to be strong. In the precious metals markets, silver gave back gains from the first quarter with the change in growth expectations in the U.S. Gold moved higher accompanied by higher volatility that saw short-term swings in prices.

Grains: The grain sector experienced key reversals in the second quarter. Corn and soybean prices rose early in the quarter on higher demand expectations and growing problems in key growing areas. However, strong rainfall during the spring season and a relatively cool and dry early summer season have caused harvest expectations to improve. Thus, expectations of a higher yield for the late summer growing season have pushed prices down.

Softs: After a run up in prices throughout February and March, prices began to decline in the second quarter. Initial worries of flooding gave way to milder weather that helped this year’s crop. The price of cotton declined throughout the second quarter. Additionally, cocoa declined throughout the second quarter. Coffee prices climbed higher after an initial decrease in May. However, there was a sharp reversal in June that erased any gains due to improved weather conditions in Brazil.

Quarterly Performance of Series A

The following is a summary of performance for the major sectors in which Series A traded:

Currencies (-): Increased volatility and sharp reversals over short time periods created choppy market conditions that were difficult to trade. Losses accumulated in the Euro/Japanese Yen and Euro/US dollar positions.

Interest Rates (-): U.S. bond prices fell due to the threat of inflation, an upside surprise in the job market, a recovering economy, and the Fed raising interest rates by 25 basis points. Net long Japanese, U.S., and European bond positions resulted in net losses.

Metals (-): Changes in monetary policy in China to prevent its economy from overheating lowered demand expectations for base metals that resulted in falling prices. Although gold prices went higher, short-term price swings and increased volatility resulted in losses in long positions.

Indices (-): World stock indices had mixed performance in the second quarter. U.S. and European indices were up while Far East markets were down with the exception of Japan. Short positions in the Japanese Nikkei index and London FTSE index resulted in a net loss.

Grains (-): Concerns of weather conditions early in the second quarter sent corn, soybean, and wheat prices higher. However, as the growing season progressed, weather conditions became more favorable and increased yield expectations sent prices lower. Net long positions in corn and soybean resulted in losses.

Softs (-): The price for sugar trended upward during the second quarter. Net short sugar positions resulted in a net loss.

Energies (+): Continued world demand for energy supported higher prices throughout the second quarter. Crude oil prices hit an all time high on the NYMEX as a result of strong demand and geopolitical risk premiums. Long positions in light crude oil and natural gas resulted in gains.

Series A’s average net asset levels during Year-To-Date 2004 and Second Quarter 2004 decreased in comparison to Year-To-Date 2003 and Second Quarter 2003, primarily due to weak trading performance during 2004 in addition to redemptions during 2003 through Second Quarter 2004 offset, in part by favorable trading performance during 2003. Commissions and management fees which are based on the asset levels, have remained in proportion to the changes in asset levels.

Interest income is earned on Series A’s average net assets held at PFD and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $11,000 and $6,000 during Year-To-Date 2004 and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003 due to lower interest rates during 2004 as compared to 2003 in addition to a decrease in average net assets as discussed above.

Commissions are calculated on Series A’s net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $12,000 and $15,000 during Year-To-Date 2004 and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003 due to the decrease in average net asset levels as discussed above.

All trading decisions for Series A are made by Eagle-Global System (the “Trading Advisor”). Management fees are calculated on Series A’s net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased $3,000 and $4,000 during Year-To-Date 2004 and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003 due to the decrease in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter, as defined in the advisory agreement among Series A, the Managing Owner and the Trading Advisor. The incentive fee in the amount of ($8,750) for Year-To-Date 2004 represents the reversal of a December 31, 2003 accrual for the incentive fee measurement period beginning December 27, 2003 (the start of the new quarter for incentive fee purposes) through March 26, 2004 (end of the quarter for incentive fee purposes). Trading performance during the First Quarter 2004 incentive fee measurement period did not meet the “New High Net Trading Profits” criteria. Series A incurred incentive fees of $40,000 during the Second Quarter 2003.

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

WORLD MONITOR TRUST—SERIES A

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: August 9, 2004
Ronald J. Ivans Chief Financial Officer