Form 10-K
period 2004-12-31
WORLD MONITOR TRUST SERIES A
filed 2005-03-31
CIK 1051822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-17592

WORLD MONITOR TRUST – SERIES A

(Exact name of Registrant as specified in its charter)

Delaware	13-3985040
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

51 Weaver Street, Building 1 South, 2nd Floor, Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 861-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Interest holders for the year ended December 31, 2004 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

WORLD MONITOR TRUST – SERIES A

PART I

Item 1. Business

General

World Monitor Trust (the “Trust”) is a business trust organized under the laws of Delaware on December 17, 1997. The Trust commenced trading operations on June 10, 1998 and will terminate on December 31, 2047 unless terminated sooner as provided in the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust consists of three separate and distinct series (“Series”) : Series A, B and C. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Trust’s fiscal year for book and tax purposes ends on December 31.

World Monitor Trust – Series A (the “Registrant”) is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”); owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Registrant and its Managing Owner, Prudential Securities Futures Management, Inc. entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agreed to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia.

Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remained an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirectly wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of the Managing Owner and PFD Holdings, LLC, the direct parent of PFD to PSG.

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”), entered into a Stock Purchase Agreement, pursuant to which PSG would sell, and Preferred would buy, all of the capital stock of Prudential Securities Futures Management Inc. (the then current Managing Owner of the Registrant) and another commodity pool operator owned by PSG. In connection with the transaction, Prudential Securities Futures Management Inc. solicited proxies seeking approval from the Registrant’s interest holders for (i) the sale of the stock of Prudential Securities Futures Management Inc. to Preferred; (ii) the concomitant approval of Preferred as the new Managing Owner of the Registrant; and (iii) the approval of certain amendments to the Declaration of the Trust and Trust Agreement of the Trust. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

As of October 1, 2004, Preferred acquired from PSG all of the outstanding stock of Prudential Securities Futures Management Inc. Immediately after such acquisition, Prudential Securities Futures Management Inc. was merged with and into Preferred. Accordingly, as of October 1, 2004 all of the board of directors and officers of Prudential Securities Futures Management Inc. resigned. Following Preferred’s acquisition of Prudential Securities Futures Management Inc. and its merger with and into Preferred, Preferred became the successor Managing Owner of the Registrant.

Effective December 6, 2004, Series A contributed its net assets to WMT Campbell Pool, L.L.C. (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are Series A and World Monitor Trust II – Series F (“Series F”). Preferred is the Managing Owner of Series F and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be used in conjunction with Series A’s financial statements.

Managing Owner and its Affiliates

The term Managing Owner, as used herein, refers either to Prudential Securities Futures Management Inc. or Preferred, depending upon the applicable period discussed.

The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner.

The Offering

Beneficial interest in each Series (“Interests”) were offered once each week until each Series’ subscription maximum was met either through sale or exchange or until the Managing Owner of the Registrant, Prudential Securities Futures Management, Inc. (the “Managing Owner”) suspended the offering of Interests. On June 10, 1998, a sufficient number of subscriptions for each Series had been received and accepted by the Managing Owner to permit each Series to commence trading. The Registrant completed its initial offering with gross proceeds of $6,039,177 from the sale of 59,631.775 limited interests and 760.000 general interests. General interests were sold exclusively to the Managing Owner.

The Registrant was offered until it achieved its subscription maximum of $34,000,000 during November 1999. Interests in World Monitor Trust – Series B (“Series B”) and World Monitor Trust – Series C (“Series C”) continued to be offered on a weekly basis at the then current net asset value per Interest until the Managing Owner suspended the offering of Interests for each Series. The Managing Owner suspended the offering of Interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. Series C was liquidated effective September 20, 2004. As such, Interests owned in one series of the Trust may no longer be exchanged for Interests of one or more other Series. While the Managing Owner does not anticipate doing so, it may, at its election, reinstate the offering of Interests in Series B in the future.

The Trading Advisor

Each Series has its own independent commodity trading advisor that makes that Series’ trading decision. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to its trading advisor. The Managing Owner, on behalf of the Registrant, initially entered into an advisory agreement (the “Initial Advisory Agreement”) with Eagle Trading Systems, Inc. (the “Trading Advisor”) to make the trading decisions for the Registrant utilizing both the Eagle-Global System and the Eagle-FX System.

Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by the Trading Advisor to trade the Registrant’s assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminated the Initial Advisor Agreement and enter into a new advisory agreement (the “New Advisory Agreement”) effective March 21, 2000.

Pursuant to the New Advisory Agreement, the Trading Advisor was paid a weekly management fee at an annual rate of 1% of the Registrant’s net asset value until the net asset value per Interest was at least $80 for a period of at least 10 consecutive business days, at which time the weekly management fee was to be increased to an annual rate of 2% (i.e. the rate pursuant to the Initial Advisory Agreement). Effective October 31, 2001, the Registrant sustained a new asset value per Interest greater than $80 for 10 consecutive business days. As a result, the Trading Advisor was paid a weekly management fee at an annual rate of 2% since November 1, 2001. The Registrant also pays its Trading Advisor a quarterly incentive fee equal to 23% of the Registrant’s “New High Net Trading Profits” (as defined in the New Advisory Agreement). The Incentive fee accrues weekly. Additionally, although the term of the New Advisory Agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the Initial Advisory Agreement before an incentive fee is paid. Furthermore, the New Advisory Agreement resets the net asset value for purposes of its termination provisions. The New Advisory Agreement may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

Effective August 30, 2004, Eagle Trading Systems was removed as the trading advisor of the Registrant because the trading advisor experienced losses in excess of 33 1/3% since January 1, 2004. For the period from August 30, 2004 through December 7, 2004, the assets of the Registrant remained in cash at its broker. As of December 7, 2004, the Registrant’s assets were invested in the WMT Campbell Pool L.L.C. (“Campbell Pool”).

Campbell Pool invests in Campbell & Company’s Financial, Metal and Energy – Large Program. The Registrant pays the Trading Advisor a weekly management fee at an annual rate of 2%. The Registrant also pays the Trading Advisor a quarterly incentive fee equal to 22% of the Registrant’s “New High Net Trading Profits” (as defined in the Campbell Pool Advisory Agreement). The incentive fee accrues weekly. The Trading Advisor does not have to recoup any trading losses incurred under the New Advisory Agreement with Eagle Trading Systems.

During the period from August 30, 2004 to December 7, 2004 in which the Registrant’s assets were in cash, no brokerage or management fees were paid by the Registrant.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and option contracts which have certain of the same investment policies as the Registrant.

The Registrant was an open-end fund which solicited the sale of additional Interests on a weekly basis until its subscriptions maximum was reached. As such, the Registrant no longer completes with other entities to attract new participants. However, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement as further discussed in Notes 1, 3 and 4 to the Registrant’s financial statements included in its annual report to the limited partners for the year ended December 31, 2004 (the “Registrant’s 2004 Annual Report”) which is filed as an exhibit hereto.

Item 2. Properties

The Registrant does not own or lease any property.

Item 3. Legal Proceedings

There are no material proceedings pending by or against the Registrant or the Managing Owner.

Item 4. Submission of Matters to a Vote of Interest Holders

None

PART II

Item 5. Market for the Registrant’s Interests, Related Interest Holder Matters and Issuer Purchase of Equity Securities

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note 1 to the Registrant’s 2004 Annual Report, which is filed as an exhibit hereto.

A significant secondary market for the Interests has not developed, and is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an interest holder to transfer Interests. However, Interest may be redeemed on a weekly basis, but are subject to a redemption fee it transacted within on year of the effective date of purchase. The Managing Owner has suspended the offering of Interest in the Trust and, as such, Interests owned in one series of the Trust may no longer be exchanged for Interest of one or more other Series as further discussed in Item 1, Business. Redemptions are calculated based on the applicable Series’ the current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected.

There are no material restrictions upon the Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of March 18, 2005, there were 390 holders of record owning 36,086.167 Interests which include 389 units of general interests.

Item 6. Selected Financial Data

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 3 through 17 of the Registrant’s 2004 Annual Report which is filed as an exhibit hereto.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Total revenues (including interest)	$(1,497,547)	$1,860,476	$1,931,469	$949,217	$(277,351)
Net income (loss)	$(1,814,954)	$1,238,306	$1,255,259	$344,316	$(1,894,682)
Net income (loss) per weighted average Interest	$(43.70)	$25.98	$20.59	$3.84	$(7.42)
Total assets	$3,001,298	$5,677,500	$5,109,844	$5,636,106	$9,286,501
Net asset value per Interest	$81.14	$123.39	$97.87	$78.23	$75.76

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Series A’s application of these policies involves judgments and actual results may differ from the estimates used.

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing the Series A’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with the Series A’s broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all Interest holders.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

Liquidity and Capital Resources

Series A Commenced operations on June 10, 1998 with gross proceeds of $6,039,177 allocated to commodities trading. Interests in Series A continued to be offered weekly until Series A achieved its subscription maximum of $34,000,000 during November 1999. The Managing Owner suspended the offering of Interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. As such, Interests owned in one series of the Trust may no longer be exchanged for Interests in one or more other Series.

Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests and general interests for the year ended December 31, 2004 were $771,464 and $6,009, respectively, for the year ended December 31, 2003 and were $718,585 and $10,903, respectively, and for the period from June 10, 1998 (commencement of operations) to December 31, 2004 were $24,827,489 and $246,342, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At December 31, 2004, 100% of the Series A’s net assets was allocated to commodities trading. A significant portion of the net asset value was held in cash, which was used as margin for Series A’s trading in commodities. Inasmuch as the sole business of the Series A is to trade in commodities, Series A continues to own such liquid assets to be used margin. The broker credits Series A monthly with 100% of the interest it earns on the average net assets in Series A’ accounts.

The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “day limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series A from promptly liquidating its commodity futures positions.

Since Series A’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series A’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Series A’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series A’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks be requiring the Series A and its Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note F to the financial statements for a further discussion on the credit and market risks associated with Series A’s futures and forward contracts.

Series A does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2004, Series A has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series A. While the Series A’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Series A’s financial position.

Series A’s contractual obligations are with the Managing Owner and the Trading Advisor and its commodity broker. Payments made under the Series A’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Series A’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of Series A’s Net Asset Values. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for futures periods as Net Asset Values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reason. For a further discussion on these payments, see Notes 1 and 3 of Series A’s 2004 Annual Report.

Results of Operations

The net asset value per Unit as of December 31, 2004 was $81.14, a decrease of 34.24% from the December 31, 2003 net asset value per Unit of $123.39, which was an increase of 26.08% from the December 31, 2002 net asset value per Unit of $97.87. The CISDM Fund/Pool Qualified Universe Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned 3.22% and 12.17% for the years ended December 31, 2004 and 2003, respectively. The CISDM Fund/Pool Qualified Universe Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports. LLC past performance is not necessarily indicative of future results.

Series A’s trading gains/(losses) before commissions were approximately $(1,500,000), $1,788,000 and $1,819,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Due to the nature of Series A’s trading activities, a year to year comparison of its trading results is not meaningful. However, a detailed discussion of the Series A’s current year trading results is presented below.

Profits were the result of the energy and grain sectors. Net losses for Series A were experienced in the currencies, indices, interest rates, metals and softs sectors.

Currencies: Choppy market conditions were the dominant attribute in global currencies in 2004. The U.S. dollar appreciated against foreign currencies in the beginning of the year on prospects of a strong and robust economic recovery in the U.S. The U.S. Federal Reserve began its campaign to keep the U.S. economy from overheating by raising interest rates by 0.25% from its historic lows in June. By the end of the year, the U.S. Federal Reserve had increased the fed fund rates by 1.25%. Trading conditions were choppy and difficult in the middle of the year as market participants anticipated the U.S. election. However, the re-emergence of trends towards year-end made for a friendlier trading environment and the U.S. dollar ended the fourth quarter on a weak note. The final 2004 tally saw the U.S. dollar shed 8% of its value on a trade-weighted basis. While the Fund generated respectable profits in the sector in Q4, the Fund produced losses for the year.

Energy: The energy sector finished 2004 on a negative note, as crude oil, heating oil, gasoline and natural gas all experienced double digit declines late in the fourth quarter. A consistent pattern of above normal temperatures in key consuming areas discouraged demand. There were no significant production disruptions for natural gas. The market traded in its usual volatile pattern and large traders were seen exiting the market at year’s end. In the petroleum sector, heating oil was also a victim of the weather as it lost 11% during the final month of the year. Supplies were more than ample with refiners operating on all cylinders in the face of less than expected demand. Crude oil also fell around 11% late in the quarter, down from it’s highest levels on the year of over $55/barrel, despite ongoing unrest in Iraq and concerns about the security of Saudi supplies. Despite above normal demand at year-end, unleaded gasoline futures dropped 12% late in the fourth quarter. The final 2004 tally for NYMEX crude oil within the Dow Jones Index showed a 55.4% gain. Heating oil was up 57.7%, gasoline 46.7% and natural gas rose 15.8%. The energy sector rallied to record levels in 2004 on supply level fears and geopolitical risk, before reversing dramatically in the middle of the fourth quarter. The Fund was able to capture significant profits in both market environments.

Grains: The lack of strong demand from developing countries led to sideways-to-lower pricing in the grain markets during the fourth quarter. The universally anticipated flow of raw commodities into the PRC was sharply curtailed during the fourth quarter of 2004, due in a large part, to a tightening of Chinese credit. In addition, the December 10th USDA Supply/Demand report showed that last year’s ideal Northern Hemisphere growing conditions, had resulted in predicted increases in the 2004/05 ending stocks of all grains. Subsequently, the global season-ending balance sheet, which previously had been forecast as being somewhat “tight”, in actuality, was more than adequate to meet rising consumption levels. The discovery of Asia Soybean Rust (ASR), for the first time ever in America, inferred an anticipatory shift of planted new crop acreage into competing crops such as corn, wheat and cotton, and away from beans. This expectation of increased U.S. grain production, combined with the knowledge that Brazil, along with other countries of the world, would be increasing soybean acreage in the season ahead, resulted in a collective malaise settling in over U.S. agricultural markets. Due to the weakness in the American currency, when viewed in non-dollar denominated terms, the grain markets are now at, or close to, historic all time lows. The Fund generated profits in 2 out of the 3 quarters in which grains were traded, and ended the year in positive territory.

Indices: After a choppy first quarter the global equity markets advanced during the second quarter of the year only to see much of these gains vanish by the end of the third quarter. By year-end, however, most markets had again turned higher. In Asia, the Nikkei suffered on fears of a slowdown in its economic recovery, but then rebounded with a particularly strong December. The Chinese government tightened credit to prevent its expanding economy from overheating, which initially lead to a decline in the Hang Seng Index. However, with a soft economic landing emerging, the Hang Seng rallied and ended in modestly positive territory for year-end. In Europe, the Euro-Zone indices extended the pattern of lagging behind Asia and the U.S. throughout the fourth quarter. For the year, the Dow advanced 3.2%, the Nasdaq 9.1% and the S&P improved 10.9%. The trading environment for much of 2004 was difficult and choppy and despite a year-end rally in most global equity indices the Fund incurred losses for the year.

Interest Rates: The fixed income market saw sharp reversals in the first quarter and falling prices and increasing yields on expectations of economic growth and high inflation in the second quarter of the year. However, the third quarter saw a rally on news of inflation rates being within expectations and slowing economic growth. The fourth quarter featured higher U.S. treasury yields; at year-end rates slipped to 4.23%. In Europe, the economic news from Germany was for the most part negative and the Bund market reflected this in the fourth quarter. The weak dollar tended to weigh on sentiment throughout Europe. Factory orders and retail activity fell in Germany at the end of the year. European economies as a group are displaying a lackluster pattern, which has served to keep yields down. In Japan, government bond yields remain low with little indication of a change in pattern as 2004 ended. The Bank of Japan (BOJ) steadily pumped money into the economy throughout the fourth quarter in an effort to avoid deflation. In mid-December the BOJ said the economy grew at a sluggish 0.2% annualized rate and a report on December 28 showed that Japanese industrial production had fallen 5.3% in November. There was a tremendous amount of activity in the interest rate sector this year. The Fund incurred the majority of its losses in the middle of the year trading on both the long and short sides of the market.

Metals: Over the course of 2004 bullish trends were witnessed throughout the base metals on increasing worldwide demand, especially from China. However, as the Chinese government tightened credit policy to prevent the economy from overheating, the trends stalled and prices moved lower of the expectation of subdued demand from China. Ultimately, however, prices recovered as the market had overreacted and demand did not change very much overall. At year-end, aluminum rose in December, ending the year with double-digit gains. Similarly, nickel and zinc also rallied. In the precious metals, gold benefited as the U.S. dollar sank through most of the third and fourth quarters. While metals lost ground in December, the sector nevertheless ended the year with gains. Though the long-term trend for the year was upwards, a massive springtime trend reversal caused by concerns over a hard landing in China, made the metals markets difficult to navigate and yielded losses for the Fund in 2004.

Softs: Cocoa gave back its gains for the year late in the fourth quarter. Lessened concerns regarding the availability of Ivory Coast shipments helped fuel the decline. The market had rallied over a two-month period due to political and labor unrest in that nation, however, demand remained reasonably strong. Supply concerns lifted coffee prices by about 6% late in the year with Brazil the main factor. Coffee saw strong demand all year and was a 37% winner over the 12-month period. Sugar, gained 44% on the year in which it benefited from a mediocre crop picture including lower supplies from Brazil. Orange juice futures rallied due to the impact from the damaging hurricane season. 2004 was a solid year for the tropical commodities. Futures volumes were at record levels at the NYBOT. Despite pockets of opportunity in softs, the sector proved to be a drag on the portfolio at year-end.

Effective December 6, 1999, the Eagle-Global System became the exclusive trading program used by the Trading Advisor to trade Series A’s assets. In conjunction with this change, the Managing Owner and the Trading Advisor voluntarily agreed to terminate the Initial Advisory Agreement and enter into the New Advisory Agreement effective March 21, 2000.

Pursuant to the New Advisory Agreement, the Trading Advisor was to be paid a weekly management fee at an annual rate of 1% of Series A’s net asset value until the net asset value per interest was at least $80 for a period of 10 consecutive business days, at which time the weekly management fee was to be increased to an annual rate of 2% (i.e., the rate pursuant to the Initial Advisory Agreement). Effective October 31, 2001, Series A sustained a net asset value per Interest greater than $80 for 10 consecutive business days. As a result, the Trading Advisor has been paid a weekly management fee at an annual rate of 2% since November 1, 2001. Additionally, although the term of the New Advisory Agreement commenced on March 21, 2000, the Trading Advisor must recoup all trading losses incurred under the Initial Advisory Agreement before an incentive fee is paid. The incentive fee is discussed further in Note 3 to the financial statements. Furthermore, the New Advisory Agreement resets the net asset value for purposes of its termination provisions, as more fully discussed in Note 6 to the financial statements. The New Advisory Agreement may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

Effective August 30, 2004, Eagle Trading Systems was removed as the trading advisor of the Registrant because the trading advisor experienced losses in excess of 33 1/3% since January 1, 2004. For the period from August 30, 2004 through December 7, 2004, the assets of the Registrant remained in cash at its broker. As of December 7, 2004, the Registrant’s assets were invested in the WMT Campbell Pool L.L.C. (“Campbell Pool”).

Campbell Pool invests in Campbell & Company’s Financial, Metal and Energy – Large Program. The Registrant pays the Trading Advisor a weekly management fee at an annual rate of 2%. The Registrant also pays the Trading Advisor a quarterly incentive fee equal to 22% of the Registrant’s “New High Net Trading Profits” (as defined in the Campbell Pool Advisory Agreement). The incentive fee accrues weekly. The trading advisor does not have to recoup any trading losses incurred under the New Advisory Agreement with Eagle Trading Systems.

During the period from August 30, 2004 to December 31, 2004 in which the Registrant’s assets were in cash, no brokerage or management fees were paid by the Registrant.

Fluctuations in overall average net asset levels have led to corresponding fluctuations in interest earned and commissions and management fees incurred by Series A, which are largely based on the level of net assets. Series A’s average net asset levels were significantly lower during the year ended December 31, 2004 versus 2003 due to poor trading performance and redemptions. Series A’s average net asset levels were higher during the year ended December 31, 2003 versus 2002, primarily due to favorable trading performance during 2003 offset, in part, by redemptions during the year.

Commissions are calculated on Series A’s net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $162,000 during 2004 as compared to 2003 due to the corresponding decrease in average net asset levels as discussed above. Commissions increased $6,000 during 2003 as compared to 2002, due to the corresponding increase in average net asset levels as discussed above.

All trading decisions for Series A are made by the Trading Advisor. Management fees are calculated on Series A’s net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $42,000 during 2004 as compared to 2003 due to fluctuations in average net asset levels as discussed above. Management fees increased by $2,000 during 2003 as compared to 2002, due to fluctuations in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the Advisory Agreement among Series A, the Managing Owner and the Trading Advisor. Incentive fees were $91,000 and $153,000 for the years ended December 31, 2003 and 2002, respectively. There were no incentive fees earned during the year ended December 31, 2004.

Inflation

Inflation has had no material impact on operations or on the financial condition of Series A from inception through December 31, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 11 of the Registrant’s 2004 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are summarized below:

	For the period from January 1, 2004 to March 26, 2004	For the period from March 27, 2004 to June 25, 2004	For the period from June 26, 2004 to September 24, 2004	For the period from September 25, 2004 to December 31, 2004
2004:
Total revenues (including interest)	$(59,071)	$(835,784)	$(559,990)	$(42,702)
Total revenues (including interest) less commissions	$(159,644)	$(925,588)	$(610,813)	$(60,768)
Net income (loss)	$(176,877)	$(948,729)	$(623,909)	$(65,439)
Net income (loss) per weighted average Interest	$(3.93)	$(21.68)	$(15.31)	$(1.74)

	For the period from January 1, 2003 to March 28, 2003	For the period from March 29, 2003 to June 27, 2003	For the period from June 28, 2003 to September 26, 2003	For the period from September 27, 2003 to December 31, 2003
2003:
Total revenues (including interest)	$311,394	$1,020,253	$130,856	$397,973
Total revenues (including interest) less commissions	$214,082	$915,039	$26,701	$283,107
Net income (loss)	$189,005	$847,777	$(341)	$201,865
Net income (loss) per weighted average Interest	$3.73	$17.62	$(0.01)	$4.43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 1, 2004 and contemporaneously with the change of control of the Registrant, the new Managing Owner of the Registrant, Preferred Investment Solutions Corp., a Connecticut corporation (the “Managing Owner” or “Preferred Investment”), arranged for the Registrant to engage Arthur F. Bell, Jr. & Associates, L.L.C. as the Registrant’s independent registered public accounting firm, and dismissed PricewaterhouseCoopers LLP (the “Former Accountant”). The Former Accountant’s term as the Registrant’s independent registered public accounting firm ceased upon completion of procedures regarding the Registrant’s unaudited interim financial statements as of September 30, 2004 and for the three- and nine-month periods then ended.

The Former Accountant’s report on the Registrant’s financial statements as of and for the two most recent fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle. Furthermore, during the Registrant’s fiscal years ended December 31, 2003 and 2002 and through October 1, 2004, the Managing Owner is not aware of any disagreements between the Registrant and the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements(s), if not resolved to the satisfaction of the Former Accountant, would have caused it to make a reference thereto in their reports on the financial statements of the Registrant for such years. During the fiscal years ended December 31, 2003 and 2002 and through October 1, 2004, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer and chief financial officer concluded that the Registrants disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report related that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officer of the Registrant

There are no officers of the Registrant. The Registrant is managed by the Managing Owner.

The Managing Owner’s officers, and any persons holding more than 10% of the Registrant’s Interests (“Ten Percent Owners”) are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

The key officers of the Managing Owner and their positions with respect to the Registrant are as follows:

Mr. Kenneth A. Shewer (born 1953), has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 and August 1, 1985, respectively, He has been Chairman of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum & Co., Inc. (“Pasternak, Baum) an international cash commodity firm, from June 1975 until September 1983. Mr. Shewer created and managed Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

Mr. Marc S. Goodman (born 1948), has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments, where he was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971.

Messrs. Shewer and Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. (now known as Preferred Investment Solutions Corp., the Managing Owner) and they have occupied their present positions with the Managing Owner since that time.

Ms. Esther Eckerling Goodman (born 1952), has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She has been Chief Operating Officer and Senior Executive Vice President of the Managing Owner since joining the Managing Owner in July 1986. Ms. Goodman has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades & Company, Inc. where she was responsible for developing and managing a managed futures program which, in 1979, became the trading system for Westchester Commodity Management, an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in 1974.

Esther E. Goodman is married to Marc S. Goodman.

Mr. Braxton Glasgow III (born 1953), has been a principal, associated person, branch manager and NFA associated person of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been an Executive Vice President of the Managing Owner since joining the Managing Owner in May 2001. Mr. Glasgow is responsible for business development. Previously, he served as Executive Vice President, Director of Client Services and a Principal at Chesapeake Capital Corp., a commodity trading firm, and as Senior Managing Director at Signet Investment Banking Co. Mr. Glasgow began his career at PricewaterhouseCoopers, where he specialized in mergers and acquisitions and private equity, including extensive work in Europe and the Far East. From 1994 to 1995, he was President of the Jay Group Ltd. Mr. Glasgow received a B.S. degree in accounting from the University of North Carolina in 1975 and is a Certified Public Accountant.

Mr. Mark J. Oppenheimer (born 1957), has been a principal of the Managing Owner since February 16, 2005. He also serves as Executive Vice President of Kenmar Global Investment Management, Inc. Mr. Oppenheimer served as President and Chief Executive Officer of Crystallex International Corporation (AMEX: KRY) from February 1995 to September 2003 and served as its Vice Chairman from September 2003 to May 2004. He is currently a member of the Crystallex board of directors. From December 2002 to October 2003, Mr. Oppenheimer served as a director of IDT and currently serves as a Director for its telecom/VOIP unit Net2Phone. From 1991 to 1994, he served as Executive Vice President and Chief Financial Officer of Concord Camera Corp. (NASDAQ: LENS), a multi-national, publicly traded company. From 1990 to 1991 he served as Director for International Trade and Merchant Banking at Midlantic National Bank and from 1980 to 1985, Mr. Oppenheimer served as a lending officer in the International Commodity Financing Division of Chase Manhattan Bank, in the capacity of Assistant Treasurer and Second Vice President. Mr. Oppenheimer graduated with a BS with Honors in Management and Industrial Relations from New York University College of Business and Public Administration and an MBA with Honors in Finance from New York University’s Graduate School of Business Administration.

Ms. Maureen D. Howley (born 1967), has been a principal of the Managing Owner since August 11, 2003. She has been a Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. She is responsible for corporate finance and administration. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity trading advisor (“JWH”), where she held positions of increasing responsibility from September 1996 to July 2001. She began her carrer at Deloitte & Touche where she specialized in the financial services industry. She held many positions of increasing responsibility for seven years, and left as an Audit Senior Manager in September 1996 to join JWH. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

Mr. Lawrence S. Block (born 1967) has been a Senior Vice President and General Counsel of the Managing Owner since joining the Managing Owner in March 2005. Prior to joining the Managing Owner, Mr. Block was a Managing Director and General Counsel of Lipper & Company, L.P., a New York-based investment management firm, from January 1998 until March 2005. Prior to joining Lipper & Company, Mr. Block was a senior associate at the law firm Cadwalader, Wickersham & Taft in New York from May 1996 through December 1997. Mr. Block also worked as an associate at the law firm Proskauer Rose Goetz & Mendelsohn from September 1992 through May 1996. Mr. Block received a B.S. in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill in 1989 and a J.D. from the University of Pennsylvania School of Law in 1992. Mr. Block’s registration as a principal of the Managing Owner has been effective since March 17, 2005. His registration as an Associated Person of the Managing Owner is pending with the National Futures Association.

Ms. Joanne D. Rosenthal (born 1965), has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. Ms. Rosenthal has been Senior Vice President and Director of Research of the Managing Owner since joining the Managing Owner in October 1999. Prior to joining the Managing Owner, Ms. Rosenthal spent nine years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Master of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Richard Horwitz (born 1953), Senior Vice President and Director of Risk Management and Performance Analytics, joined the Managing Owner in 2002. In that role, he has been developing proprietary risk transparency/risk management systems and collaborates on manager due diligence and analytics. Previously, Mr. Horwitz was a Principal at Capital Market Risk Advisors, Inc., a preeminent risk management consulting firm. For the prior eight years, he was a Senior Research Analyst and Principal at Sanford C. Bernstein & Co., Inc. During the previous six years, he was a Senior Associate at Booz Allen & Hamilton, Inc. where he focused on the financial services industries. Mr. Horwitz received an undergraduate degree in Electrical Engineering from MIT and a M.B.A. from the Sloan School of Management at MIT.

Mr. Peter J. Fell (born 1960), Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch Investment Partners Inc. (MLIP). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP’s Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and a M.B.A. in Finance from Columbia University.

Ms. Melissa Cohn (born 1960), Vice President and Senior Research Analyst, joined the Managing Owner in 1988. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn has been involved in the futures industry for over 20 years. Prior to joining the Managing Owner, she spent six years in positions of increasing responsibility in the Commodities Division at Shearson Lehman Hutton Inc. Her experience includes that of Sales Assistant, Assistant Commodity Trader and Trader executing orders from numerous CTAs that traded through Shearson. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Mr. James Dodd (born 1951), has been a principal, associated person and NFA associate member of the Managing Owner since February 26, 2002, February 26, 2002 and January 2002, respectively. He has been a Managing Director of the Managing Owner since joining the Managing Owner in January 2002. He is responsible for structuring and marketing investment products to financial institutions and to retail investors via the brokerage and financial consultant channels. Earlier in his career, Mr. Dodd was a senior marketing officer of the Capital Markets Group of Continental Bank in Chicago; President of Signet Investment Banking in Richmond, Virginia; and Managing Director of Financial Institutions Marketing at Chesapeake Capital, a large Richmond-based CTA. Mr. Dodd received an AB degree from Cornell University in 1974 and a M.B.A. degree from the University of Chicago in 1983.

Ms. Florence Y. Sofer (born 1966), has been a principal of the Managing Owner since February 28, 2002. She has been Vice President, Investor Relations/Communications of the Managing Owner since joining the Managing Owner in November 2001. From 1997 to 2001, Ms. Sofer was the Vice President, Marketing, and a Principal of JWH, where she was responsible for strategic marketing and client communications for the firm and its subsidiaries. From 1994 to 1997, Ms. Sofer was the Marketing Manager at Global Asset Management (“GAM”) where she was involved in the successful development and launch of the firm’s mutual fund product line. Ms. Sofer received a B.A. degree from American University in 1988 and a M.B.A. in Marketing from George Washington University in 1992.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Preferred Investment Solutions Corp. acts as Managing Owner of the Registrant. The Board of Directors of Preferred Investment Solutions Corp. has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. Maureen Howley, as the Chief Financial Officer of Preferred Investment Solutions Corp. and as a member of the Internal Controls and Disclosure Committee, serves as the “audit committee financial expert” for Preferred Investment Solutions Corp. Ms. Howley is not a member of the Board of Directors and she is not independent of management.

Code of Ethics

Preferred Investment Solutions Corp. has adopted a code of ethics for its chief executive officer, chief financial officer, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Preferred Investment, 51 Weaver Street, Building 1 South, 2nd Floor, Greenwich, Connecticut 06831 or by calling (203) 861-1000.

Item 11. Executive Compensation

The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the Managing Owner for their services. (See also Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the Managing Owner).

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 18, 2005, all of Preferred Investment Solutions Corp. stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of March 18, 2005, no director or officer of the Managing Owner owns directly or beneficially any of the Units issued by the Registrant.

As of March 18, 2005, no partner beneficially owns more than five percent (5%) of the outstanding limited partnership units issued by the Registrant.

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited interests	HT Ardinger	2,578.648 limited interests	7.15%
	1990 Lakepoint Dr.
	Lewisville, TX 75057-6415

As of March 18, 2005, Preferred maintains a 1% Managing Owner Interest in the Registrant.

Item 13. Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the officers of the Managing Owner.

Reference is made to Notes 1, 3 and 4 to the financial statements in the Registrant’s 2004 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14. Principal Accounting Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totaled approximately $28,000 in 2004 and approximately $30,000 in 2003, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services, including tax compliance and tax advice totaled approximately $6,500 in 2004 and $21,000 in 2003. The Managing Owner will pay the audit and tax fees as well as all the administrative costs incurred by the Registrant, as further discussed in Notes C and D of the Registrant’s 2004 Annual Report.

We have been advised by Arthur F. Bell, Jr. & Associates, L.L.C. that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PART IV

			Annual Report Page Number
Item 15.		Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to the Registrant’s 2004 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – Arthur F. Bell, Jr. & Associates, L.L.C.	1

		Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	2

		Financial Statements:

		Statements of Financial Condition – December 31, 2004 and 2003	3

		Condensed Schedules of Investments – At December 31, 2004 and 2003	4

		Statements of Operations – Three years ended December 31, 2004	5

		Statements of Changes in Trust Capital – Three years ended December 31, 2004	6

		Notes to Financial Statements	7 – 17

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

		Description:

	4.1	Third Amended and Restate Declaration of Trust Agreement of World Monitor Trust dated as of October 1, 2004 (filed herewith)

	4.2	Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-1, File No. 333-43033, dated as of March 23, 1998)

	4.3	Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-1, File No. 333-43033, dated as of March 23, 1998)

	4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-1, File No. 333-43033, dated as of March 23, 1998)

	10.1	Form of Escrow Agreement among the Trust, Prudential Securities Futures Management Inc., Prudential Securities Incorporated and The Bank of New York (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, File No. 333-43033, dated as of March 23, 1998)

	10.2	Form of Advisory Agreement between the Trust and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1, File No. 333-43033, dated as of March 23, 1998)

	10.3	Form of Advisory Agreement among the Registrant, Prudential Securities Futures Management Inc., and the Trading Advisor (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, File No. 333-43033, dated as of March 23, 1998)

	10.4	Form of Representation Agreement Concerning the Registration Statement and the Prospectus among the Registrant, Prudential Securities Futures Management Inc., Prudential Securities Incorporated, Wilmington Trust Company and the Trading Advisor, (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statements on Form S-1, File No. 333-43033, dated as of March 23, 1998)

	10.5	Form of Net Worth Agreement between Prudential Securities Futures Management Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form S-1, File No. 333-4033, date as of March 23, 1998)

	10.6	Form of Foreign Currency Addendum to Brokerage Agreement between the Trust and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q, File No. 333-4033, date as of March 23, 1998)

	10.7	Form of Advisory Agreement among the Registrant Prudential Securities Futures Management Inc., and the Trading Advisor dated March 21, 2000 (incorporated by reference to Exhibit 10.7 on the Registrant’s Form 10-K, File No. 0-25785, for the year ended December 31, 1999)

	10.7	Service Agreement among the Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

	10.8	Novation letter among the Trust, Trading Advisor and General Partner dated September 14, 2004 (filed herewith)

	10.9	Letter Agreement Amending and Restating Brokerage Agreements between the Managing Owner and Prudential Financial Derivatives, LLC dated October 1, 2004 (filed herewith)

	10.10	Form of Advisory Agreement among the Managing Owner, WMT Campbell Pool L.L.C. and Campbell & Company, Inc. dated November 3, 2004 (filed herewith)

	13.1	Registrant’s 2004 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2004 Annual Report is to be deemed filed as part of this report) (filed herewith)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(b)		Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

WORLD MONITOR TRUST – SERIES A

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Maureen D. Howley	Date: March 30, 2005
Maureen D. Howley
Chief Financial Officer & Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2005.

WORLD MONITOR TRUST – SERIES A

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: March 30, 2005
Kenneth A. Shewer
Chairman and Director
(Principal Executive Officer)

	By:	/s/ Maureen D. Howley	Date: March 30, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer for the Trust)

OTHER INFORMATION

The actual round-turn equivalent of brokerage commissions paid per contract for the year ended December 31, 2004 was $58.00.

Series A’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to limited owners without charge upon written request to:

World Monitor Trust – Series A

c/o Preferred Investment Solutions Corp

51 Weaver Street

Building 1 South, 2nd Floor

Greenwich, CT 06831