Form 10-Q
period 2005-03-25
WORLD MONITOR TRUST SERIES A
filed 2005-05-09
CIK 1051822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-25785

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST – SERIES A

FINANCIAL STATEMENTS

March 25, 2005

WORLD MONITOR TRUST – SERIES A

STATEMENTS OF FINANCIAL CONDITION

March 25, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 25, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$14,952	$16,066
Investment in WMT Campbell Pool L.L.C. (100% of net asset value)	2,738,774	2,980,766
Redemption receivable from WMT Campbell Pool L.L.C.	25,520	4,466

Total assets	$2,779,246	$3,001,298

LIABILITIES
Commissions payable	$15,536	$16,240
Redemptions payable	20,561	0

Total liabilities	36,097	16,240

Commitments

Trust capital
Limited interests (35,428.695 and 36,398.946 interests outstanding) at March 25, 2005 and December 31, 2004	2,713,357	2,953,494
Managing Owner interests (389 interests outstanding) at March 25, 2005 and December 31, 2004	29,792	31,564

Total trust capital	2,743,149	2,985,058

Total liabilities and trust capital	$2,779,246	$3,001,298

See accompanying notes.

WORLD MONITOR TRUST – SERIES A

STATEMENTS OF OPERATIONS

For the Period January 1, 2005 to March 25, 2005 and

For the Period January 1, 2004 to March 26, 2004

(Unaudited)

	For the Period January 1, 2005 to March 25, 2005	For the Period January 1, 2004 to March 26, 2004
NET (LOSS) FROM TRUST OPERATIONS:
REVENUES
Realized	$0	$(178,742)
Change in net unrealized	0	105,035
Interest income	83	14,636

Total revenues	83	(59,071)

EXPENSES
Commissions	47,200	100,573
Management fee	0	25,983
Incentive fee	0	(8,750)

Total expenses	47,200	117,806

NET (LOSS) FROM TRUST OPERATIONS	(47,117)	(176,877)

NET (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	(132,811)	0
Change in net unrealized	15,070	0
Interest income	16,215	0

Total revenues	(101,526)	0

EXPENSES
Brokerage commissions and other transaction fees	3,872	0
Management fee	13,172	0

Total expenses	17,044	0

NET (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	(118,570)	0

NET (LOSS)	$(165,687)	$(176,877)

NET (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net (loss) per weighted average limited and Managing Owner interest	$(4.55)	$(3.93)

Weighted average number of limited and Managing Owner interests outstanding	36,413	45,050

See accompanying notes.

WORLD MONITOR TRUST – SERIES A

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2005 to March 25, 2005

and For the Period January 1, 2004 to March 26, 2004

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2004 to March 25, 2005
Trust capital at December 31, 2004	36,787.946	$2,953,494	$31,564	$2,985,058
Net (loss) for the period January 1, 2005 to March 25, 2005		(163,915)	(1,772)	(165,687)
Redemptions	(970.251)	(76,222)	0	(76,222)

Trust capital at March 25, 2005	35,817.695	$2,713,357	$29,792	$2,743,149

For the period December 31, 2003 to March 26, 2004
Trust capital at December 31, 2003	45,200.828	$5,521,592	$55,897	$5,577,489
Net (loss) for the period January 1, 2004 to March 26, 2004		(175,095)	(1,782)	(176,877)
Redemptions	(430.393)	(52,411)	0	(52,411)

Trust capital at March 26, 2004	44,770.435	$5,294,086	$54,115	$5,348,201

Net Asset Value per Limited and Managing Owner Interest
March 25, 2005	December 31, 2004	March 26, 2004	December 31, 2003
$76.59	$81.14	$119.46	$123.39

See accompanying notes.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition as of March 25, 2005, and the statements of operations and changes in trust capital for the periods January 1, 2005 to March 25, 2005 and January 1, 2004 to March 26, 2004, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust – Series A (“Series A”) as of March 25, 2005 and the results of its operations for the periods January 1, 2005 to March 25, 2005 (“First Quarter 2005”), and January 1, 2004 to March 26, 2004 (“First Quarter 2004”). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series A’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

World Monitor Trust – Series A (the “Trust”) is a business trust organized under the laws of Delaware on December 17, 1997. The Trust commenced trading operations on June 10, 1998 and will terminate on December 31, 2047 unless terminated sooner as provided in the Third Amended and Restated Declaration of Trust and Trust Agreement. The Trust consists of three separate and distinct series (“Series”): Series A, B and C. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Series A and its Managing Owner, Prudential Securities Futures Management, Inc., which was an indirect wholly-owned subsidiary of PSI, entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agreed to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION (CONTINUED)

A.	General Description of the Trust (continued)

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

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”), entered into a Stock Purchase Agreement, pursuant to which PSG would sell, and Preferred would buy, all of the capital stock of Prudential Securities Futures Management Inc. (the then current Managing Owner of Series A) and another commodity pool operator owned by PSG. In connection with the transaction, Prudential Securities Futures Management, Inc. solicited proxies seeking approval from the Series A interest holders for (i) the sale of the stock of Prudential Securities Futures Management, Inc. to Preferred; (ii) the concomitant approval of Preferred as the new Managing Owner of Series A; and (iii) the concomitant approval of certain amendments to the Declaration of Trust and Trust Agreement of the Trust. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

As of October 1, 2004, Preferred acquired from PSG all of the outstanding stock of Prudential Securities Futures Management Inc. Immediately after such acquisition, Prudential Securities Futures Management Inc. was merged with and into Preferred. Accordingly, as of October 1, 2004 all of the board of directors and officers of Prudential Securities Futures Management Inc. resigned. Following Preferred’s acquisition of Prudential Securities Futures Management, Inc. and its merger with and into Preferred, Preferred became the successor Managing Owner of Series A.

The term Managing Owner, as used herein, refers either to Prudential Securities Futures Management Inc. or Preferred, depending upon the applicable period discussed.

Effective December 6, 2004, Series A contributed its net assets to WMT Campbell Pool L.L.C. (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are Series A and World Monitor Trust II – Series F (“Series F”). Preferred is the Managing Owner of Series F and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forward contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with Series A’s financial statements.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES

The Managing Owner or third parties engaged by the Managing Owner perform services for Series A, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions: investor communications, printing and other administrative services. Except for costs related to brokerage services, PEG, or its affiliates, or Preferred pay all the costs of these services in addition to Series A’s routine operational, administrative, legal and auditing costs. Additionally, PEG or its affiliates paid the costs associated with offering Series A’s Interests.

The costs charged to Series A for brokerage services for the first quarter 2005 and 2004 were $47,200 and $100,573, respectively.

All of the proceeds of the offering of Series A were received in the name of Series A and were deposited in trading or cash accounts at PEG. Effective January 1, 2004, Series A’s assets are maintained with PFD and PFD credits Series A monthly with 100% of the interest it earns on the average net assets in Series A’s accounts.

Series A, acting through its Trading Advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with its broker. The broker then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions.

PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. Prior to December 6, 2004 all over-the-counter currency transactions were conducted between Series A and its broker pursuant to a line of credit.

Note 3. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series A invested a substantial portion of its assets in WMT Campbell Pool L.L.C. (the “Company”). Series A’s investment in the Company represents approximately 7% of the net asset value of the Company at March 25, 2005 and December 31, 2004. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for this investment is as follows:

	Net Asset Value December 31, 2004	(Loss)	Redemptions	Net Asset Value March 25, 2005
WMT Campbell Pool L.L.C.	$2,980,766	$(118,570)	$(123,422)	$2,738,774

Series A may make additional contributions to, or redemptions from, the Company on a weekly basis.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

Series A is exposed to various types of risks associated with the derivative instruments and related markets through its investment in the Company. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Company’s net assets being traded, significantly exceeds the Company’s future cash requirements since the Company intends to close out its open positions prior to settlement. As a result, the Company is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Company considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Company’s commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when the Company enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Company to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Company holds and the liquidity and inherent volatility of the markets in which the Company trades.

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is a concentration risk on forward transactions entered into by the Company as the Company’s commodity broker is the sole counterparty. The Company has entered into a master netting agreement with its broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The Managing Owner attempts to minimize both credit and market risks by requiring the Trading Advisor of the Company to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among the Company, Preferred and the Trading Advisor, Preferred shall automatically terminate the Company’s trading agreement if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the effective date of the advisory agreement (i.e., December 2004). Furthermore, the Third Amended and Restated Declaration of Trust and Trust Agreement provides that Series A will liquidate its positions, and eventually dissolve, if Series A experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of Series A.

Series A’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 25, 2005 and December 31, 2004, such segregated assets totaled $14,952 and $98, respectively. Part 30.7 of the CFTC regulations also requires Series A’s futures commission merchant to secure assets of Series A related to foreign futures trading which totaled $0 and $15,968 at March 25, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the period January 1, 2005 to March 25, 2005 and for the period January 1, 2004 to March 26, 2004. This information has been derived from information presented in the financial statements.

	First Quarter 2005	First Quarter 2004
Per Interest Performance (for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$81.14	$123.39

Net realized (loss) and change in net unrealized gain on commodity transactions (1), (3)	(3.24)	(1.64)
Interest income (1), (3)	0.45	0.32
Expenses(1), (3)	(1.76)	(2.61)

Net (decrease) for the period	(4.55)	(3.93)

Net asset value per interest at end of period	$76.59	$119.46

Total Return (4)
Total return before incentive fees	(5.61)%	(3.35)%
Incentive fees	0.00%	0.16%

Total Return after incentive fees	(5.61)%	(3.19)%

Supplemental Data

Ratios to average net asset value:(3)
Net investment loss before incentive fees (2), (5)	(7.23)%	(8.13)%
Incentive fees (4)	0.00%	0.16%

Net investment loss after incentive fees	(7.23)%	(7.97)%

Interest income (5)	2.46%	1.06%

Incentive fees (4)	0.00%	(0.16)%
Other expenses (5)	9.69%	9.19%

Total expenses	9.69%	9.03%

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized (loss) and change in net unrealized gain on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	For the first quarter 2005, includes the Fund’s proportionate share of income and expense of WMT Campbell Pool L.L.C.
(4)	Not annualized.
(5)	Annualized.

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

March 25, 2005

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

March 25, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 25, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$34,065,064	$42,836,462
Cash in forward trading accounts	4,976,010	0
Net unrealized gain (loss) on open futures contracts	416,014	(657,261)
Net unrealized (loss) on open forward contracts	(866,872)	0
Interest receivable	62,596	40,442

Total assets	$38,652,812	$42,219,643

LIABILITIES
Commissions payable	$5,717	$435
Management fee payable	60,555	64,650
Redemptions payable	149,866	258,271

Total liabilities	216,138	323,356

Commitments

MEMBERS’ CAPITAL (Net Asset Value)
Member A	2,738,774	2,980,766
Member F	35,697,900	38,915,521

Total members’ capital (Net Asset Value)	38,436,674	41,896,287

Total liabilities and members’ capital	$38,652,812	$42,219,643

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

March 25, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 25, 2005		December 31, 2004
Futures Contracts	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.14%	$53,847	(0.06)%	$(25,083)
Currencies	0.00%	0	(1.01)%	(425,541)
Interest rates	0.14%	54,521	0.13%	56,691
Stock indices	(0.44)%	(169,572)	0.69%	289,217

Net unrealized (loss) on futures contracts purchased	(0.16)%	(61,204)	(0.25)%	(104,716)

Futures contracts sold:
Commodities	0.03%	12,330	(0.01)%	(5,788)
Currencies	0.00%	0	(1.41)%	(594,763)
Interest rates	1.21%	463,828	0.11%	48,006
Stock indices	0.00%	1,060	0.00%	0

Net unrealized gain (loss) on futures contracts sold	1.24%	477,218	(1.31)%	(552,545)

Net unrealized gain (loss) on futures contracts	1.08%	$416,014	(1.56)%	$(657,261)

Forward contracts purchased:
Net unrealized (loss) on forward contracts purchased	(4.89)%	$(1,880,674)	0.00%	$0

Forward contracts sold:
Net unrealized gain on forward contracts sold	2.64%	$1,013,802	0.00%	$0

Net unrealized (loss) on forward contracts	(2.25)%	$(866,872)	0.00%	$0

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENT OF OPERATIONS

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

REVENUES
Realized	$(1,865,011)
Change in unrealized	206,403
Interest income	227,595

Total revenues	(1,431,013)

EXPENSES
Commissions	54,329
Management fee	184,730

Total expenses	239,059

NET (LOSS)	$(1,670,072)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	Members’ Capital
	Member A	Member F	Total
Balances at December 31, 2004	$2,980,766	$38,915,521	$41,896,287
Net (loss) for the period January 1, 2005 to March 25, 2005	(118,570)	(1,551,502)	(1,670,072)
Redemptions	(123,422)	(1,666,119)	(1,789,541)

Balances at March 25, 2005	$2,738,774	$35,697,900	$38,436,674

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Company

WMT Campbell Pool L.L.C. (the “Company”) is a limited liability company organized under the laws of Delaware on November 3, 2004 and commenced trading operations on December 6, 2004. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) is the Managing Owner of the Company. The Company currently consists of two members: World Monitor Trust – Series A (“Member A”) and World Monitor Trust II – Series F (“Member F”) (collectively, the “Members”). Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Company is a Member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company entered into an advisory agreement with Campbell & Company, Inc. (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of March 25, 2005 and the statements of operations and changes in members’ capital (net asset value) for the period January 1, 2005 to March 25, 2005, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 25, 2005, and the results of operations for the period January 1, 2005 to March 25, 2005.

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Commodity futures and forward transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity futures and forward transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The Company has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to its Trading Advisor and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

B.	Income Taxes

The Company is treated as a partnership for Federal income tax purposes. As such, the Company is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

C.	Capital Accounts

The Company accounts for subscriptions, allocations and redemptions on a per member capital account basis.

The Company allocates profits and losses for both financial and tax reporting purposes to its Members weekly on a pro rata basis based on each Member’s pro rata capital in the Company during the week. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company does not presently intend to make any distributions.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Note 3. FEES

A.	Organizational, General and Administrative Costs

Preferred has paid the costs associated with organizing the Company. Under the WMT Campbell Pool L.L.C. Organization Agreement, Preferred may allocate administrative costs of the Company to the Members. Administrative costs include legal, audit, postage and other routine third party administrative costs.

B.	Management and Incentive Fees

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s assets determined as of the close of business each Friday. The sum of the amounts determined each Friday will be paid monthly. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last Friday of each week shall be added back to the assets and there shall be no reduction for (i) the weekly management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Company pays the Trading Advisor an incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee will accrue weekly and be paid quarterly. No incentive fee was earned during the period January 1, 2005 to March 25, 2005.

Note 4. INCOME TAXES

There have been no differences between the tax basis and book basis of Members’ capital since inception of the Company.

Note 5. DEPOSITS WITH COMMODITY BROKER

The Company deposits funds with a commodity broker subject to Commodity Futures Trading Commission regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Organization Agreement.

The Company is not required to make distributions, but could do so at the discretion of the Members. A Member can request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk).

A.	Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Company’s net assets being traded, significantly exceeds the Company’s future cash requirements since the Company intends to close out its open positions prior to settlement. As a result, the Company is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Company considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Company’s commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when the Company enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Company to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Company holds and the liquidity and inherent volatility of the markets in which the Company trades.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

B.	Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

The Managing Owner attempts to minimize both credit and market risks by requiring the Company and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Company, Preferred and the Trading Advisor, the Company shall automatically terminate the Trading Agreement, if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Company’s commodity broker, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 25, 2005 and December 31, 2004, such segregated assets totaled $1,991,530 and $5,765,078, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $32,489,548 and $36,414,123 at March 25, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of March 25, 2005, all open futures contracts mature within 12 months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the period January 1, 2005 to March 25, 2005. This information has been derived from information presented in the financial statements.

Total return (1)	(4.05)%

Ratio of expenses to average net asset value (2), (3)	1.99%

Ratio of net investment income to average net asset value (2), (3)	0.46%

Total return and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Excludes commissions.

WORLD MONITOR TRUST – SERIES A

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective December 6, 2004, Series A contributed its net assets to WMT Campbell Pool L.L.C. (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are Series A and World Monitor Trust II – Series F (“Series F”). Preferred is the Managing Owner of Series F and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forward contracts. The following discussion and analysis refers to Series A’s activities both directly and through its investment in the Company.

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

Liquidity and Capital Resources

Series A commenced operations on June 10, 1998 with gross proceeds of $6,039,177 allocated to commodities trading. Interests in Series A continued to be offered weekly until Series A achieved its subscription maximum of $34,000,000 during November 1999. The Managing Owner suspended the offering of interests in World Monitor Trust – Series B and World Monitor Trust – Series C and allowed all selling registrations to expire by April 30, 2002. Series C was liquidated effective September 20, 2004. As such, interests owned in one series of World Monitor Trust may no longer be exchanged for interests of one or more other series of World Monitor Trust.

Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for First Quarter 2005 and for the period from June 10, 1998 (commencement of operations) to March 25, 2005 were $76,222 and $24,903,711, respectively. While there were no redemptions of general interests during First Quarter 2004 and First Quarter 2005, redemptions of general interests for the period from June 10, 1998 (commencement of operations) to March 25, 2005 were $246,342. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 25, 2005, 100% of Series A’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series A’s trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PFD credits Series A monthly with 100% of the interest it earns on the average net assets in Series A’s accounts.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 25, 2005, Series A has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series A. While Series A’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Series A’s financial position.

Series A’s contractual obligations are with the Managing Owner, the Trading Advisor and its commodity broker. Payments made under the Series A’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Series A’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of Series A’s Net Asset Values. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for futures periods as Net Asset Values are not known until a future date. Commission payments to the commodity broker are based on cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not know until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reason. For a further discussion on these payments, see Notes 1 and 3 of Series A’s 2004 Annual Report.

Results of Operations

The net asset value per interest as of March 25, 2005 was $76.59, a decrease of 5.61% from the December 31, 2004 net asset value per interest of $81.14. Past performance is not necessarily indicative of future results.

Series A’s gross trading losses were $118,000 during First Quarter 2005 compared to $74,000 during First Quarter 2004. Due to the nature of Series A’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A’s First Quarter 2005 trading results is presented below.

Quarterly Market Overview

The Federal Reserve, and its heightened inflation concerns, was the big story within the US economy during the first quarter. For the seventh consecutive meeting, the FOMC raised rates at its March meeting and Fed Funds futures market suggests that they will increase them 25 basis points at least, at the next three meetings. The “hawkish” language concerning inflation, at their most recent conclave, had some analysts forecasting that they will eliminate the word “measured” from the next communiqué and possibly hike rates by 50 points at one of the next two meetings. However, recent economic data has been less than scintillating and it seems that they will likely continue at their present pace. Bond yields quickly responded and ended the Quarter near 4.50% after being as high as 4.63% after the FOMC statement. The Fed bias clearly shifted to a more vigilant tone and the decision to change the language was unanimous, although it did not indicate 50 point increases were in the cards. In summary, the US economy continues to grow at a fairly brisk pace but there are some warning signs. The impact of surging oil, record gas pump prices and higher interest rates are not yet fully imbedded in the economic data. This already has many economists calling for a slower second quarter.

Recent data suggest some sluggishness in global growth. Europe, which lagged in the fourth quarter of 2004, extended that pattern with the continuing exception of the United Kingdom. The ECB cut its growth outlook for the Eurozone to 1.6% for 2005 from the previous 1.9%. High oil prices were clearly a factor in the reduced growth outlook. Both the ECB and the Bank of England held rates unchanged in the quarter, as well as at their first meeting in April. France and Germany have experienced “double-digit unemployment.” French unemployment reached a 10-year high of 10.0% and Germany saw a postwar high 11.4% rate. Clearly, Europe, excluding the UK, is the weakest of the three major economic zones, falling behind the Americas and Asia.

Japan entered 2005 on an optimistic note but as the first quarter developed the data indicated a slower growth pattern. In mid March the Japanese government revised its fourth quarter 2004 growth estimate, to a positive 0.1% from the previous 0.1% contraction, but much of the other data had a negative leaning, particularly late in the quarter. Annualized, Japan grew at a 0.5% rate in 2004. Increased inventories and government spending were featured. Japan’s Unemployment rate rose to 4.7% in February from 4.5% a month earlier which was weaker than expected. Japan’s February Retail Sales fell 2.8% and Personal Spending dropped 4.1%. As the quarter ended, there was something of an “economic cloud” over Japan’s economy, and with oil over $55 per barrel, the outlook seems tenuous, given the nation’s near 100% dependence on imported oil. The latest “Tankan” report, a business sentiment index issued by the BOJ, was a disappointing 14 in the first quarter, down from 22 in the fourth quarter of 2004 and a 13 year high of 26 in the third quarter of 2004.

Currencies: The US dollar halted a long slide in January, then weakened a bit in February but rallied again in March. The specter of higher interest rates in the US, versus indications that the ECB will not raise rates any time soon, helped propel the dollar higher. With almost 100% certainty that the Fed will raise rates at least for the next three FOMC meetings, the greenback has gained favor. There is speculation that the Bank of England will raise rates later in the year, as the UK economy continues buoyant, but no imminent change is anticipated. Very weak data from Germany and France, particularly on the employment front, worked against the euro, which lost for the month and the quarter. The dollar extended gains against the euro and pound as the second quarter of 2005 began. The yen lost for the quarter and a weak “Tankan” report did not bode well for the second quarter. Overall strength in commodities was supportive of both the Canadian and Australian currencies.

Energies: The energy complex, not surprisingly, led the advance in commodity prices in the first quarter. Products showed particular strength in March as both unleaded and heating oil achieved all time highs. With the exception of a mid March correction, following OPEC’s decision to raise production by 500,000 bpd and speculation that they were prepared to double that if needed, the petroleum complex was constantly on the offensive. Both heating oil and gasoline gained slightly in excess of 15% in March, bringing their respective quarterly appreciation to 41.1% and 34.5%. Winter weather turned cold, with below normal temperatures in key consuming regions during the final third of the season, after having been mild for much of the winter. Despite this, heating oil supplies ended the season at ample levels. Gasoline demand has shown little, if any, indication of slowing, despite record prices in the US at the pump.

Natural gas soared during the quarter and the advance did not appear to be on its own merits but rather more on the heels of the gains in the petroleum complex, although the cold weather in March was supportive. Reports put inventories 222 billion cubic feet above last year and 206 billion ahead of the 5-year average. So it is apparent that inventory levels appear ample supporting the conclusion that speculation has been a primary driver of prices.

Indices: January was a tough month for US equities but February saw solid gains. Unfortunately, the tie-breaker month of March proved to be negative with NASDAQ declining the most. Both the Dow and S&P declined 2.6% in the first quarter.

Foreign markets were somewhat better performers although they tended to weaken as the quarter came to a close. The Nikkei, despite a 0.9% loss in March, saw a 1.6% improvement in Q1 even with the oil surge and some lackluster economic data. In Europe, London’s FTSE fell 2.1% in March, essentially in line with US markets but decent economic data limited the decline. The German DAX shrugged off a seemingly endless run of negative data and managed to close Q1 with a gain. France, which saw similarly poor economic numbers, closed out March with gains.

Interest Rates: Treasuries showed a continuing reluctance to move to higher yield levels for much of January and February but finally broke out as March developed. The ongoing Fed policy of raising rates at a 25 basis point clip at each FOMC meeting, and a near certainty that they will increase them at the next few meetings, has finally impacted market psychology. Among foreign nations, the ECB, BOE and Bank of Canada left rates unchanged as did Japan. There was persistent speculation that the Bank of China might hike rates but no action was taken or seems imminent. Foreign participation in US securities remained strong despite various stories and rumors to the contrary, particularly surrounding Japan, Korea, Russia and OPEC.

Metals: Gold suffered losses for the quarter. The market has clearly been hurt by a recovery in the US dollar against the euro and the yen that began in late January. When the dollar weakened toward the end of March, gold prices recovered some of their losses from earlier in the month. The physical market was fairly active and included some seasonal buying from India. Silver put in a very volatile trading performance and was 4.5% higher on the quarter.

The base metal’s complex finished Q1 with solid gains that included a strong March performance. The sector was able to shrug off higher interest rates, the threat of oil derailing global growth, economic weakness in the Eurozone and misplaced ideas that China’s growth would slow measurably, which would weigh on their demand for base metals and commodities in general. LME inventories remain low for copper, aluminum, zinc, nickel and lead while the demand side of the equation maintains positive momentum. Producers have picked up some of the slack but not enough to thwart the uptrend and base metals have become a favorite of the fund community.

Quarterly Performance of Series A

The following is a summary of performance for the major sectors in which Series A traded:

Currencies (–): The trend towards a weaker USD in the fourth quarter of 2004 ended and the currency markets fluctuated significantly in the first quarter of 2005. Losses were generated from long positions in the British pound, shorts in the euro and long and short trading positions in the Swiss franc.

Energies (+): The trend this quarter was towards higher prices in the energy sector. Profits were generated from long positions in US and UK crude and gas oil.

Indices (–): Stock markets globally were mixed for the quarter, making them difficult to trade. Losses were generated from long positions in the S&P 500 and Hang Seng.

Interest Rates (+): With the US hiking rates and the rest of the developed world keeping rates stable, the interest rate picture was mixed globally. Gains were generated from short positions in the eurodollar and 5-year treasury note and longs in the German Bobl.

Metals (+): Industrial metals continued to rally steadily higher. Long positions in copper proved profitable.

Series A’s average net asset levels during First Quarter 2005 decreased in comparison to First Quarter 2004, primarily due to redemptions during 2004 through First Quarter 2005 and weak trading performance during First Quarter 2005.

Interest income is earned on Series A’s average net assets held at the broker and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income increased $2,000 during First Quarter 2005 as compared to First Quarter 2004 due to higher interest rates during First Quarter 2005 as compared to First Quarter 2004 offset in part by a decrease in average net assets as discussed above.

Commissions are calculated on Series A’s net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $50,000 during First Quarter 2005 as compared to First Quarter 2004 due to the decrease in average net asset levels as discussed above.

All trading decisions for Series A are made by Campbell & Company, Inc. Management fees are calculated on Series A’s net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased $13,000 during First Quarter 2005 as compared to First Quarter 2004 due to the decrease in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter, as defined in the advisory agreement among Series A, the Managing Owner and the Trading Advisor. The incentive fee in the amount of ($8,750) for the First Quarter 2004 represents the reversal of a December 31, 2003 accrual for the incentive fee measurement period beginning December 27, 2003 (the start of the new quarter for incentive fee purposes) through March 26, 2004 (end of the quarter for incentive fee purposes). No incentive fee expenses were incurred during First Quarter of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer and chief financial officer, of the effectiveness of the design and operation of Series A’s disclosure controls and procedures. Based upon the evaluation, the Managing Owner’s co-chief executive officer and chief financial officer concluded that Series A’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or Managing Owner was a party during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits:

	3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST – SERIES A

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: May 9, 2005
Kenneth A. Shewer
Chairman and Director

By:	/s/ Maureen D. Howley	Date May 9, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer