Form 10-Q
period 2005-06-24
WORLD MONITOR TRUST SERIES A
filed 2005-08-08
CIK 1051822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 24, 2005

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

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST – SERIES A

FINANCIAL STATEMENTS

June 24, 2005

WORLD MONITOR TRUST – SERIES A

STATEMENTS OF FINANCIAL CONDITION

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$15,790	$16,066
Investment in WMT Campbell Pool L.L.C. (100% of net asset value)	2,564,308	2,980,766
Redemption receivable from WMT Campbell Pool L.L.C.	89,374	4,466

Total assets	$2,669,472	$3,001,298

LIABILITIES
Commissions payable	$15,150	$16,240
Redemptions payable	49,026	0

Total liabilities	64,176	16,240

Commitments

Trust capital
Limited interests (29,618.758 and 36,398.946 interests outstanding) at June 24, 2005 and December 31, 2004	2,571,523	2,953,494
Managing Owner interests (389 interests outstanding) at June 24, 2005 and December 31, 2004	33,773	31,564

Total trust capital	2,605,296	2,985,058

Total liabilities and trust capital	$2,669,472	$3,001,298

See accompanying notes.

WORLD MONITOR TRUST – SERIES A

STATEMENTS OF OPERATIONS

For the Periods March 26, 2005 to June 24, 2005 and March 27, 2004 to June 25, 2004 and

For the Periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004

(Unaudited)

	For the Period March 26, 2005 to June 24, 2005	For the Period March 27, 2004 to June 25, 2004	For the Period January 1, 2005 to June 24, 2005	For the Period January 1, 2004 to June 25, 2004
NET (LOSS) FROM TRUST OPERATIONS:
REVENUES
Realized	$0	$(489,625)	$0	$(668,367)
Change in net unrealized	0	(360,151)	0	(255,116)
Interest income	86	13,992	169	28,628

Total revenues	86	(835,784)	169	(894,855)

EXPENSES
Commissions	49,429	89,804	96,629	190,377
Management fee	0	23,141	0	49,124
Incentive fee	0	0	0	(8,750)

Total expenses	49,429	112,945	96,629	230,751

NET (LOSS) FROM TRUST OPERATIONS	(49,343)	(948,729)	(96,460)	(1,125,606)

NET INCOME ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	158,116	0	25,305	0
Change in net unrealized	242,390	0	257,460	0
Interest income	18,548	0	34,763	0

Total revenues	419,054	0	317,528	0

EXPENSES
Brokerage commissions and other transaction fees	2,947	0	6,819	0
Management fee	14,025	0	27,197	0
Incentive fee	21,377	0	21,377	0

Total expenses	38,349	0	55,393	0

NET INCOME ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	380,705	0	262,135	0

NET INCOME (LOSS)	$331,362	$(948,729)	$165,675	$(1,125,606)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$9.75	$(21.68)	$4.71	$(25.36)

Weighted average number of limited and Managing Owner interests outstanding	33,986	43,756	35,151	44,389

See accompanying notes.

WORLD MONITOR TRUST – SERIES A

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2005 to June 24, 2005 and

For the Period January 1, 2004 to June 25, 2004

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2005 to June 24, 2005
Trust capital at December 31, 2004	36,787.946	$2,953,494	$31,564	$2,985,058
Net income for the period January 1, 2005 to June 24, 2005		163,466	2,209	165,675
Redemptions	(6,780.188)	(545,437)	0	(545,437)

Trust capital at June 24, 2005	30,007.758	$2,571,523	$33,773	$2,605,296

For the period January 1, 2004 to June 25, 2004
Trust capital at December 31, 2003	45,200.828	$5,521,592	$55,897	$5,577,489
Net (loss) for the period January 1, 2004 to June 25, 2004		(1,114,260)	(11,346)	(1,125,606)
Redemptions	(2,746.943)	(293,570)	(2,952)	(296,522)

Trust capital at June 25, 2004	42,453.885	$4,113,762	$41,599	$4,155,361

Net Asset Value per Limited and Managing Owner Interest
June 24, 2005	December 31, 2004	June 25, 2004	December 31, 2003
$86.82	$81.14	$97.88	$123.39

See accompanying notes.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition as of June 24, 2005, the statements of operations for the periods March 26, 2005 to June 24, 2005 (“Second Quarter 2005”), March 27, 2004 to June 25, 2004 (“Second Quarter 2004”), January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”), and January 1, 2004 to June 25, 2004, (“Year-To-Date 2004”), and the statements of changes in trust capital for the periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust – Series A (“Series A”) as of June 24, 2005 and the results of its operations for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

The costs charged to Series A for brokerage services for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004 were $49,429, $89,804, $96,629 and $190,377, respectively.

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

Note 3. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series A invested a substantial portion of its assets in WMT Campbell Pool L.L.C. (the “Company”). Series A’s investment in the Company represents approximately 6% of the net asset value of the Company at June 24, 2005 and December 31, 2004. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for this investment is as follows:

	Net Asset Value December 31, 2004	Income	Redemptions	Net Asset Value June 24, 2005
WMT Campbell Pool L.L.C.	$2,980,766	$262,135	$(678,593)	$2,564,308

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

Series A’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 24, 2005 and December 31, 2004, such segregated assets totaled $0 and $98, respectively. Part 30.7 of the CFTC regulations also requires Series A’s futures commission merchant to secure assets of Series A related to foreign futures trading which totaled $15,790 and $15,968 at June 24, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Per Interest Performance (for an interest outstanding throughout the entire period)

Net asset value per interest at beginning of period	$76.59	$119.46	$81.14	$123.39

Net realized gain (loss) and change in net unrealized gain on commodity transactions (1), (3)	12.26	(19.31)	9.01	(20.95)
Interest income (1), (3)	0.55	0.32	0.99	0.64
Expenses (1), (3)	(2.58)	(2.59)	(4.32)	(5.20)

Net increase (decrease) for the period	10.23	(21.58)	5.68	(25.51)

Net asset value per interest at end of period	$86.82	$97.88	$86.82	$97.88

Total Return (4)
Total return before incentive fees	14.15%	(18.06)%	7.77%	(20.84)%
Incentive fees	(0.80)%	0.00%	(0.77)%	0.17%

Total return after incentive fees	13.35%	(18.06)%	7.00%	(20.67)%

Supplemental Data

Ratios to average net asset value:(3)
Net investment loss before incentive fees (2), (5)	(7.13)%	(8.47)%	(7.18)%	(8.30)%
Incentive fees (4)	(0.80)%	0.00%	(0.77)%	0.17%

Net investment loss after incentive fees	(7.93)%	(8.47)%	(7.95)%	(8.13)%

Interest income (5)	2.78%	1.20%	2.62%	1.13%

Incentive fees (4)	0.80%	0.00%	0.77%	(0.17)%
Other expenses (5)	9.92%	9.67%	9.81%	9.43%

Total expenses	10.72%	9.67%	10.58%	9.26%

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain (loss) and change in net unrealized gain on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	For the Second Quarter 2005 and Year-To-Date 2005, includes the Fund’s proportionate share of income and expense of WMT Campbell Pool L.L.C.
(4)	Not annualized.
(5)	Annualized.

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

June 24, 2005

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$33,152,142	$42,836,462
Cash in forward trading accounts	6,233,016	0
Net unrealized gain (loss) on open futures contracts	1,548,076	(657,261)
Net unrealized gain on open forward contracts	1,590,528	0
Accounts receivable	345	0
Interest receivable	62,580	40,442

Total assets	$42,586,687	$42,219,643

LIABILITIES
Commissions payable	$5,787	$435
Management fee payable	67,041	64,650
Incentive fee payable	21,377	0
Redemptions payable	138,254	258,271

Total liabilities	232,459	323,356

Commitments

MEMBERS’ CAPITAL (Net Asset Value)
Member A	2,564,308	2,980,766
Member F	39,789,920	38,915,521

Total members’ capital (Net Asset Value)	42,354,228	41,896,287

Total liabilities and members’ capital	$42,586,687	$42,219,643

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005		December 31, 2004
Futures Contracts	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.99%	$419,811	(0.06)%	$(25,083)
Currencies	0.00%	0	(1.01)%	(425,541)
Interest rates	2.75%	1,164,284	0.13%	56,691
Stock indices	(0.16)%	(67,807)	0.69%	289,217

Net unrealized gain (loss) on futures contracts purchased	3.58%	1,516,288	(0.25)%	(104,716)

Futures contracts sold:
Commodities	0.08%	31,788	(0.01)%	(5,788)
Currencies	0.00%	0	(1.41)%	(594,763)
Interest rates	0.00%	0	0.11%	48,006

Net unrealized gain (loss) on futures contracts sold	0.08%	31,788	(1.31)%	(552,545)

Net unrealized gain (loss) on futures contracts	3.66%	$1,548,076	(1.56)%	$(657,261)

Forward contracts purchased:
Net unrealized (loss) on forward contracts purchased	1.01%	$426,250	0.00%	$0

Forward contracts sold:
Net unrealized gain on forward contracts sold	2.75%	$1,164,278	0.00%	$0

Net unrealized gain on forward contracts	3.76%	$1,590,528	0.00%	$0

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Periods March 26, 2005 to June 24, 2005 and January 1, 2005 to June 24, 2005

(Unaudited)

	For the Period March 26, 2005 to June 24, 2005	For the Period January 1, 2005 to June 24, 2005
REVENUES
Realized	$2,450,522	$585,511
Change in unrealized	3,589,462	3,795,865
Interest income	269,801	497,396

Total revenues	6,309,785	4,878,772

EXPENSES
Commissions	43,029	97,358
Management fee	204,024	388,754
Incentive fee	21,377	21,377

Total expenses	268,430	507,489

NET INCOME	$6,041,355	$4,371,283

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2005 to June 24, 2005

(Unaudited)

	Members’ Capital
	Member A	Member F	Total
Balances at December 31, 2004	$2,980,766	$38,915,521	$41,896,287
Net income for the period January 1, 2005 to June 24, 2005	262,135	4,109,148	4,371,283
Redemptions	(678,593)	(3,234,749)	(3,913,342)

Balances at June 24, 2005	$2,564,308	$39,789,920	$42,354,228

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Company

WMT Campbell Pool L.L.C. (the “Company”) is a limited liability company organized under the laws of Delaware on November 3, 2004 and commenced trading operations on December 6, 2004. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The Company currently consists of two members: World Monitor Trust – Series A (“Member A”) and World Monitor Trust II – Series F (“Member F”) (collectively, the “Members”). Preferred Investment Solutions Corp. (“Preferred”) is the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of June 24, 2005, the statements of operations for the periods March 26, 2005 to June 24, 2005 (“Second Quarter 2005”) and January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”), and the statement of changes in members’ capital for the period January 1, 2005 to June 24, 2005, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 24, 2005, and the results of operations for the periods March 26, 2005 to June 24, 2005 and January 1, 2005 to June 24, 2005.

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

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members weekly on a pro rata basis based on each Member’s pro rata capital in the Company during the week. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company does not presently intend to make any distributions.

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

Additionally, the Company pays the Trading Advisor an incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement) of each Member’s account. The incentive fee will accrue weekly and be paid quarterly. An incentive fee of $21,377 with respect to Member A was earned during the period January 1, 2005 to June 24, 2005. No incentive fee was earned with respect to Member F during the period January 1, 2005 to June 24, 2005.

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

The Company’s commodity broker, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 24, 2005 and December 31, 2004, such segregated assets totaled $3,065,498 and $5,765,078, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $31,634,720 and $36,414,123 at June 24, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of June 24, 2005, all open futures contracts mature within 12 months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Second Quarter 2005 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Second Quarter 2005		Year-To-Date 2005
	Member A	Member F	Member A	Member F
Total Return (1)
Total return before incentive fee	16.40%	16.40%	11.68%	11.68%
Incentive fee	(0.92)%	0.00%	(0.88)%	0.00%

Total Return after incentive fee	15.48%	16.40%	10.80%	11.68%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	2.54%	2.54%	2.56%	2.56%
Incentive fee (1)	0.80%	0.00%	0.77%	0.00%

Total expenses and incentive fee	3.34%	2.54%	3.33%	2.56%

Net investment income (2), (3)	0.23%	0.23%	0.06%	0.06%

Total return and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).

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

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing Series A’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Series A’s broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all Interest holders.

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

Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for Second Quarter 2005, Year-To-Date 2005, and for the period from June 10, 1998 (commencement of operations) to June 24, 2005 were $469,215, $545,437 and $25,372,926, respectively. While there were no redemptions of general interests during Second Quarter 2005 and Year-To-Date 2005, redemptions of general interests for the period from June 10, 1998 (commencement of operations) to June 24, 2005 were $246,342. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 24, 2005, 100% of Series A’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for Series A’s trading in commodities. Inasmuch as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. PFD credits Series A monthly with 100% of the interest it earns on the average net assets in Series A’s accounts.

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

Since Series A’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contract (credit risk). Series A’s exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series A’s speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series A’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series A and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 4 to the financial statements for a further discussion on the credit and market risks associated with Series A’s futures and forward contracts.

Series A does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 24, 2005, Series A has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series A. While Series A’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Series A’s financial position.

Series A’s contractual obligations are with the Managing Owner, the Trading Advisor and its commodity broker. Payments made under the Series A’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Series A’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of Series A’s Net Asset Values. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as Net Asset Values are not known until a future date. Commission payments to the commodity broker are based on cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reason. For a further discussion on these payments, see Notes 1 and 3 of Series A’s 2004 Annual Report.

Results of Operations

The net asset value per interest as of June 24, 2005 was $86.82, a increase of 7.00% from the December 31, 2004 net asset value per interest of $81.14 and a increase of 13.35% from the March 25, 2005 net asset value per interest of $76.59. Past performance is not necessarily indicative of future results.

Series A’s gross trading gains were $401,000 and $283,000 during Second Quarter 2005 and Year-To-Date 2005, compared to losses of $850,000 and $923,000 during Second Quarter 2004 and Year-To-Date 2004, respectively. Due to the nature of Series A’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A’s Second Quarter 2005 trading results is presented below.

Quarterly Market Overview

The US economy continued to outperform both Europe and Asia in the second quarter of 2005, although growth showed some evidence of a modest slowdown. The Federal Reserve continued its policy of measured 25 point rate increases and the statement from the June 30th Federal Open Market Committee meeting indicated that it will maintain this policy in the third quarter of 2005, and possibly beyond. The Federal Reserve has now raised interest rates at nine consecutive meetings, to the current 3.25%. This has helped strengthen both the US dollar and US treasuries, as the US has a distinct rate advantage over Europe and Japan.

Gains in the US economy were not shared by Europe and Japan, with Europe in particular showing economic malaise. Germany and France showed low growth and weak employment, and Italy is essentially in a recession. Even the UK, which had previously outperformed the rest of Europe, began to show weakness. The result has been a slide in the British pound and growing speculation that the Bank of England may cut interest rates as soon as early July.

The economic outlook in Japan is somewhat better than in Europe. The Bank of Japan’s recently released quarterly Tankan Survey of Corporate Sentiment showed widespread improvement in June, with both large and small manufacturers as well as non-manufacturers more optimistic about business conditions. This came in spite of high oil prices and a sharp decline in export growth.

Currencies: Following a weak performance in April, the euro experienced a further decline for much of May and hit a 10-month low in June before firming a bit at the end of the month. A major factor was the pattern of global interest rates, which put the euro at a distinct disadvantage. The British pound hit an 8-month low on June 30th. Part of the euro’s recovery toward the end of June was related to the belief that the European Central Bank will wait until later in the year to move rates, given its long history of being slow to act. Additionally, surging crude oil prices raised inflation concerns. The euro continued to suffer from the rejection of the European Union constitution by French and Dutch voters. During the quarter, the Swiss franc also hit a 10-month low prior to a modest recovery. Despite recent strength against many currencies, the US dollar continues to suffer weakness within the long-term trend. The latest data on the US Current Account Deficit was released on June 17th showing a 3.6% increase to a record $195.1 billion in the first quarter of 2005. The deficit amounted to a record 6.4% of the US Gross Domestic Product and was larger than predicted. The Japanese yen fell to a 10-month low against the US dollar amid concerns surrounding high oil prices. Moreover, a declining trade surplus and a growing dependence on the domestic economy served to pressure the yen with Japan’s Gross Domestic Product running at about 1.5%. While Japan’s economy is not in nearly as bad shape as Europe’s, it continues to suffer and the Bank of Japan continues in an accommodative stance. Among other currencies, the Australian dollar entered June with a year-to-date loss of about 2.5% versus the US dollar but rising metals and energy prices helped the currency recover most of that and it is now essentially flat for the year. The Canadian dollar also had a positive June, gaining about 2.5% and lowering its year-to-date loss versus the US dollar to approximately 2.0%. The South African rand, which declined approximately 9% in May versus the US dollar, continued to decline in June.

Energies: Crude oil prices continued to rise in June, and for most of the second quarter. The driving factors to the price increase included a growing concern that refinery facilities will be unable to produce gasoline and heating oil to satisfy the seemingly inelastic demand for these products. Consumer demand for these products persists at a rapid pace with record demand seen as the July 4th holiday approached. Additionally, geopolitical factors played a part in the rally, including a brief Nigerian strike and growing tensions between the Nigerian government and local oil workers. The Iranian elections also helped to increase prices in the market, as Tehran’s Mayor, Mahmoud Ahmadinejad, considered an extreme conservative, was elected President of Iran. Natural gas was not nearly as buoyant during the quarter although prices rallied in June. The weather was supportive, with extreme heat noted in key consuming regions for much of June. However, the US Department of Energy’s inventory reports noted that inventories were sufficient.

Indices: The second quarter was truly mixed for US equities, with April a down month, May a positive one, and June showing little change. For the quarter, the Dow fell 1.7%, the S&P 500 rose 1.2% and the Nasdaq rose 1.3%. During the second quarter, the US equity markets were directionless. There was plenty of mergers and acquisition activity and earnings were respectable. However, there were concerns, including the well-documented problems at General Motors and Ford. Economic data was decent but not inspiring. Crude oil prices running near $60 per barrel put pressure on the markets and a stronger US dollar raised some profit concerns. In the June 30th statement following its ninth consecutive 25 point rate hike, the Federal Reserve indicated that it is not done raising rates, resulting in stocks ending the month with a weak final session, including a triple digit loss for the Dow. European equities had a positive month and a positive quarter despite lackluster economic data, the failure of the European Union to reach a budget agreement and the “no” votes on the European Union constitution. The UK, which had previously avoided much of Europe’s economic decline, showed evidence of weakness in the second quarter. Regardless, the FTSE gained 149 points in June to 5,113 and is up 6.2% year-to-date. The Nikkei, which declined 660 points in April and recovered 265 points in May, was weak early in June, but rebounded to end the month up 300 points. Japanese economic data was mixed, showing some improvement domestically, but displaying weakness on the export front.

Interest Rates: The US treasury market for most of the second quarter was characterized by lower yields and a flatter yield curve. After closing out May at 3.98% and falling to 3.82% in early June, the yield on the benchmark 10-year note briefly spiked to 4.15% but fell to 3.96% by the end of June. The spread between the 2-year and 10-year notes, which stood at 55 points in April and 40 points at the end of May, further narrowed to 34 points at the end of June, with increasing talk of a potential inverted yield curve. The flight to safety buying of Treasuries which occurred in April and May, persisted in June, albeit at a lessened pace. The Federal Reserve raised interest rates another 25 basis points on June 30th and the statement from the Federal Open Market Committee indicated that it will continue to raise rates at a measured pace. The European Central Bank and Bank of England did not change rates. However, at the end of June there was growing speculation that both may cut rates soon, led in part by a surprisingly aggressive 50 basis point reduction by Sweden’s Riksbank to 1.5%. The Bank of Canada and Reserve Bank of Australia left rates unchanged.

Metals: After falling nearly 5% in May, gold prices rose sharply in June to their highest levels since mid-March. As June ended, gold appeared headed for still higher levels. Uncertainty surrounding global equity markets and relatively low global interest rates helped the rally in gold. Silver did not keep pace with gold’s rally, although it remained higher for the year. Among the base metals, copper gained approximately 8% during June and was up 12% year-to-date, although prices eased from 16-year highs of over $1.60 per pound in the final half of June. Strong demand from China continued to drive prices higher, as it did in the first quarter of 2005. Aluminum declined approximately 4.5% in June and is down approximately 9.8% year-to-date. Nickel, which rose approximately 7% in May, experienced particular weakness as prices tumbled approximately 12.5% in June due to a heavy sell-off toward the end of June, leaving prices down approximately 1.5% year-to-date.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Sector P/L

Currencies (+): The major currencies experienced a significant sell off versus the US dollar over the last two months of the second quarter. Gains were derived from short positions on the euro, the Swiss franc, and the Japanese yen.

Energies (-): The sector was choppy this quarter with prices rebounding after a mid-quarter sell-off to finish at levels close to where they began the quarter. Losses were generated on long positions in crude.

Indices (-): Global markets, excluding Japan, overcame losses during the first half of the second quarter to finish with modest gains for the quarter. Losses were generated from long and short positions in the DAX, S&P 500 and Nasdaq.

Interest Rates (+): The prices of US, European and Japanese bonds all strengthened during the second quarter. Long positions along the British, German and Japanese curves contributed towards the gain.

Metals (-): Most of the industrial and precious metals were trendless for the quarter, making them difficult to trade. Losses were generated from long and short positions in zinc.

Series A’s average net asset levels Year-To-Date 2005 decreased in comparison to Year-To-Date 2004, primarily due to redemptions offset in part by positive trading performance during 2005.

Interest income is earned on Series A’s average net assets held at the broker and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income increased $5,000 and $6,000 during Second Quarter 2005 and Year-To-Date 2005 as compared to Second Quarter 2004 and Year-To-Date 2004 due to higher interest rates during 2005 as compared to 2004 offset in part by a decrease in average net assets.

Commissions are calculated on Series A’s net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased $37,000 and $87,000 during Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels.

All trading decisions for Series A are made by Campbell & Company, Inc. Management fees are calculated on Series A’s net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased $9,000 and $22,000 during Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter, as defined in the advisory agreement among Series A, the Managing Owner and the Trading Advisor. The incentive fee in the amount of ($9,000) for the Year-To-Date 2004 represents the reversal of a December 31, 2003 accrual for the incentive fee measurement period beginning December 27, 2003 (the start of the new quarter for incentive fee purposes) through March 26, 2004 (end of the quarter for incentive fee purposes). Incentive fee expenses of $21,000 were incurred during Year-To-Date 2005.

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

WORLD MONITOR TRUST – SERIES A

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: August 8, 2005
Kenneth A. Shewer
Chairman and Director

	By:	/s/ Maureen D. Howley	Date: August 8, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer