Form 10-Q
period 2006-03-31
WORLD MONITOR TRUST SERIES A
filed 2006-05-15
CIK 1051822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST – SERIES A

FINANCIAL STATEMENTS

March 31, 2006

WORLD MONITOR TRUST – SERIES A

STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$10,940	$12,331
Investment in WMT Campbell Pool L.L.C. (100.36% and 100.05% of net asset value, respectively)	1,988,122	2,160,971
Redemption receivable from WMT Campbell Pool L.L.C.	5,823	36,120

Total assets	$2,004,885	$2,209,422

LIABILITIES
Commissions payable	$13,742	$15,954
Incentive fee payable	7,254	681
Redemptions payable	2,899	32,903

Total liabilities	23,895	49,538

Trust capital
Limited interests (21,639.264 and 24,452.976 interests outstanding) at March 31, 2006 and December 31, 2005	1,960,604	2,137,420
Managing Owner interests (225 and 257 interests outstanding) at March 31, 2006 and December 31, 2005	20,386	22,464

Total trust capital	1,980,990	2,159,884

Total liabilities and trust capital	$2,004,885	$2,209,422

See accompanying notes.

WORLD MONITOR TRUST – SERIES A

STATEMENTS OF OPERATIONS

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	For the Period January 1, 2006 to March 31, 2006	For the Period January 1, 2005 to March 25, 2005
NET (LOSS) FROM TRUST OPERATIONS:
REVENUES
Interest income	$68	$83

EXPENSES
Commissions	37,004	47,200
Incentive fee	7,254	0

Total expenses	44,258	47,200

NET (LOSS) FROM TRUST OPERATIONS	(44,190)	(47,117)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	(36,504)	(132,811)
Change in net unrealized	142,472	15,070
Interest income	22,848	16,215

Total revenues	128,816	(101,526)

EXPENSES
Brokerage commissions and other transaction fees	1,761	3,872
Management fee	10,005	13,172

Total expenses	11,766	17,044

NET GAIN (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	117,050	(118,570)

NET GAIN (LOSS)	$72,860	$(165,687)

NET GAIN (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net gain (loss) per weighted average limited and Managing Owner interest	$3.18	$(4.55)

Weighted average number of limited and Managing Owner interests outstanding	22,943	36,413

See accompanying notes.

WORLD MONITOR TRUST – SERIES A

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2005 to March 31, 2006
Trust capital at December 31, 2005	24,709.976	$2,137,420	$22,464	$2,159,884
Net income for the period January 1, 2006 to March 31, 2006		72,039	821	72,860
Redemptions	(2,845.712)	(248,855)	(2,899)	(251,754)

Trust capital at March 31, 2006	21,864.264	$1,960,604	$20,386	$1,980,990

For the period December 31, 2004 to March 25, 2005
Trust capital at December 31, 2004	36,787.946	$2,953,494	$31,564	$2,985,058
Net (loss) for the period January 1, 2005 to March 25, 2005		(163,915)	(1,772)	(165,687)
Redemptions	(970.251)	(76,222)	0	(76,222)

Trust capital at March 25, 2005	35,817.695	$2,713,357	$29,792	$2,743,149

Net Asset Value per Limited and Managing Owner Interest
March 31, 2006	December 31, 2005	March 25, 2005	December 31, 2004
$90.60	$87.41	$76.59	$81.14

See accompanying notes.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

The statement of financial condition as of March 31, 2006, and the statements of operations and changes in trust capital for the periods January 1, 2006 to March 31, 2006 and January 1, 2005 to March 25, 2005, are unaudited. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust – Series A (“Series A”) as of March 31, 2006 and the results of its operations for the periods January 1, 2006 to March 31, 2006 (“First Quarter 2006”), and January 1, 2005 to March 25, 2005 (“First Quarter 2005”). The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series A’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

The Managing Owner or third parties engaged by the Managing Owner perform services for Series A, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions: investor communications, printing and other administrative services. Except for costs related to brokerage services, Preferred pays all the costs of these services in addition to Series A’s routine operational, administrative, legal and auditing costs.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	RELATED PARTIES (CONTINUED)

The costs charged to Series A for commissions for the First Quarter 2006 and 2005 were $37,005 and $47,200, respectively.

Note 3.	INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series A invested a substantial portion of its assets in WMT Campbell Pool L.L.C. (the “Company”). Series A’s investment in the Company represents approximately 5% and 6%, respectively, of the net asset value of the Company at March 31, 2006 and December 31, 2005. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for this investment is as follows:

	Net Asset Value December 31, 2005	Gain	Redemptions	Net Asset Value March 31, 2006
WMT Campbell Pool L.L.C.	$2,160,971	$117,050	$(289,899)	$1,988,122

Series A may make additional contributions to, or redemptions from, the Company on a weekly basis.

Note 4.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

Market Risk (Continued)

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

Credit Risk (Continued)

Series A’s futures commission merchant, Prudential Financial Derivatives, LLC, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series A all assets of Series A relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2006 and December 31, 2005, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires Series A’s futures commission merchant to secure assets of Series A related to foreign futures trading which totaled $0 and $0 at March 31, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST – SERIES A

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the period January 1, 2006 to March 31, 2006 and for the period January 1, 2005 to March 25, 2005. This information has been derived from information presented in the financial statements.

	First Quarter 2006	First Quarter 2005
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$87.41	$81.14

Net realized (loss) and change in net unrealized gain on commodity transactions (1), (3)	4.62	(3.24)
Interest income (1), (3)	1.00	0.45
Expenses (1), (3)	(2.43)	(1.76)

Net increase (decrease) for the period	3.19	(4.55)

Net asset value per interest at end of period	$90.60	$76.59

Total Return (4)
Total return before incentive fees	4.01%	(5.61)%
Incentive fees	(0.36)%	0.00%

Total Return after incentive fees	3.65%	(5.61)%

Supplemental Data

Ratios to average net asset value:(3)
Net investment loss before incentive fees (2), (5)	(4.79)%	(7.23)%
Incentive fees (4)	(0.36)%	0.00%

Net investment loss after incentive fees	(5.15)%	(7.23)%

Interest income (5)	4.24%	2.46%

Incentive fees (4)	0.36%	0.00%
Other expenses (5)	9.03%	9.69%

Total expenses	9.39%	9.69%

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

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

March 31, 2006

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$36,805,108	$40,427,991
Net unrealized gain (loss) on open contracts	1,390,927	(1,270,180)

Total assets	$38,196,035	$39,157,811

LIABILITIES
Commissions payable	$4,339	$5,377
Management fee payable	71,837	78,910
Redemptions payable	142,445	316,109

Total liabilities	218,621	400,396

MEMBERS’ CAPITAL (Net Asset Value)
Member A	1,988,122	2,160,971
Member F	35,989,292	36,596,444

Total members’ capital (Net Asset Value)	37,977,414	38,757,415

Total liabilities and members’ capital	$38,196,035	$39,157,811

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006		December 31, 2005
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)

Futures contracts purchased:
Commodities	1.34%	$509,695	(0.88)%	$(340,904)
Interest rates	(0.25)%	(93,600)	0.03%	13,407
Stock indices	0.52%	196,071	(0.06)%	(24,587)

Net unrealized gain (loss) on futures contracts purchased	1.61%	612,166	(0.91)%	(352,084)

Futures contracts sold:
Commodities	(0.06)%	(20,926)	0.00%	0
Interest rates	1.18%	447,649	0.67%	258,268
Stock indices	0.00%	0	(0.02)%	(9,379)

Net unrealized gain on futures contracts sold	1.12%	426,723	0.65%	248,889

Net unrealized gain (loss) on futures contracts	2.73%	$1,038,889	(0.26)%	$(103,195)

Forward Contracts
Forward contracts purchased:
Net unrealized (loss) on forward contracts purchased	(1.42)%	$(539,421)	(2.71)%	$(1,048,402)

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	2.35%	891,459	(0.30)%	(118,583)

Net unrealized gain (loss) on forward contracts	0.93%	$352,038	(3.01)%	$(1,166,985)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	For the Period January 1, 2006 to March 31, 2006	For the Period January 1, 2005 to March 25, 2005
REVENUES
Realized	$(695,096)	$(1,865,011)
Change in unrealized	2,661,107	206,403
Interest income	427,479	227,595

Total revenues	2,393,490	(1,431,013)

EXPENSES
Commissions	32,824	54,329
Management fee	186,920	184,730

Total expenses	219,744	239,059

NET GAIN (LOSS)	$2,173,746	$(1,670,072)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	Members’ Capital
	Member A	Member F	Total
For the period December 31, 2005 to March 31, 2006
Balances at December 31, 2005	$2,160,971	$36,596,444	$38,757,415
Net income for the period January 1, 2006 to March 31, 2006	117,050	2,056,696	2,173,746
Redemptions	(289,899)	(2,663,848)	(2,953,747)

Balances at March 31, 2006	$1,988,122	$35,989,292	$37,977,414

For the period December 31, 2004 to March 25, 2005
Balances at December 31, 2004	$2,980,766	$38,915,521	$41,896,287
Net (loss) for the period January 1, 2005 to March 25, 2005	(118,570)	(1,551,502)	(1,670,072)
Redemptions	(123,422)	(1,666,119)	(1,789,541)

Balances at March 25, 2005	$2,738,774	$35,697,900	$38,436,674

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2006 and the statements of operations and changes in members’ capital (net asset value) for the periods January 1, 2006 to March 31, 2006, and January 1, 2005 to March 25, 2005, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2006, and the results of operations for the periods January 1, 2006 to March 31, 2006, and January 1, 2005 to March 25, 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity futures and forward transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are entered into.

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

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members weekly on a pro rata basis based on each Member’s pro rata capital in the Company during the week. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company has not and does not presently intend to make any distributions.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

Note 3.	FEES

A.	Organizational, General and Administrative Costs

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

Additionally, the Members pay the Trading Advisor an incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement).

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

The Company’s commodity broker, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2006 and December 31, 2005, such segregated assets totaled $4,823,752 and $4,041,188, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $427,089 and $39,656 at March 31, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2006, all open futures contracts mature within 9 months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the period January 1, 2006 to March 31, 2006 and for the period January 1, 2005 to March 25, 2005. This information has been derived from information presented in the financial statements.

	First Quarter 2006		First Quarter 2005
	Member A	Member F	Member A	Member F
Total return (1)	5.80%	5.76%	(4.15)%	(4.17)%

Total expenses	(2.33)%	(2.33)%	(2.39)%	(2.39)%

Net investment income (2)	2.20%	2.20%	(0.12)%	(0.11)%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of redemptions.

(1)	Not annualized and includes realized and unrealized gains on securities transactions.
(2)	Annualized.

WORLD MONITOR TRUST – SERIES A

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect Preferred Investment Solutions Corp.’s (“Preferred” or the “Managing Owner”) current expectations about the future results, performance, prospects and opportunities of World Monitor Trust – Series A (the “Trust” or “Series A”). The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing the Series A’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts are verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with the Series A’s broker. The market value of currency swap and forward (non-exchange traded) contracts are extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all Interest holders.

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

Interests in Series A may be redeemed on a weekly basis. Redemptions of limited interests for First Quarter 2006 and for the period from June 10, 1998 (commencement of operations) to March 31, 2006 were $248,855 and $26,070,265, respectively. Redemptions of general interests during First Quarter 2006 and for the period from June 10, 1998 (commencement of operations) to March 31, 2006 were $2,899 and $260,527, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 31, 2006, 100% of Series A’s net assets were allocated to commodities trading through it’s investment in the Company. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Series A is to trade in commodities, Series A continues to own such liquid assets to be used as margin. The broker credits Series A with interest income on 100% of its average daily equity maintained in its accounts with them each month.

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

Since Series A’s business is to trade futures and forward contracts, through it’s investment in the Company, it’s capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contract (credit risk). Series A’s exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series A’s speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series A’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series A, through it’s investment in the Company, to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 4 to the financial statements for a further discussion on the credit and market risks associated with Series A’s futures and forward contracts.

Series A does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2006, Series A has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series A. While Series A’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Series A’s financial position.

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

Results of Operations

The net asset value per interest as of March 31, 2006 was $90.60, an increase of 3.65% from the December 31, 2005 net asset value per interest of $87.41. Past performance is not necessarily indicative of future results.

Series A’s gross trading gains were approximately $106,000 during First Quarter 2006 compared to approximately $118,000 in trading losses during First Quarter 2005. Due to the nature of Series A’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series A’s First Quarter 2006 trading results is presented below.

Quarterly Market Overview

Markets in both the U.S. and Europe seemed to overlook numerous geopolitical issues in the first quarter of 2006.

In the U.S., a major event for the first quarter was the transition in Federal Reserve (“Fed”) leadership from Alan Greenspan to Ben Bernanke. For months prior to the transition there was concern that the change could result in considerable volatility in fixed income and equity markets. The transition, however, appears seamless.

For much of the first quarter, the answer to the question of when the Fed might be approaching the end of the rate hike cycle changed depending on the latest economic data. By quarter’s end it became apparent that the Fed was not finished, and that there were likely two, and possibly three, additional 25 basis point moves to come. Yields reflected this as the benchmark 10-year Note moved from 4.395% at the end of 2005 to 4.853% at the end of March 2006. The 2-year Note stood at 4.845% at the end of the quarter, versus 4.535% at the end of 2005. The reintroduction of the 30-year bond in February proved to be a success, with strong foreign bidding. In regard to the yield curve, Chairman Bernanke stated on numerous occasions that the inverted curve was “not a harbinger of deteriorating economic fundamentals, but rather related to strong foreign demand.” The yield curve inversion between the 2 and 10-year Notes was as much as 16 basis points in early March, but as the second quarter began, the curve was out of inversion.

The first quarter economic data was positive with limited inflation. Fourth quarter Gross Domestic Product (“GDP”) was revised up to 1.7%. The Conference Board’s March Consumer Confidence reading of 107.2 showed a strong consumer sector, despite higher gas prices. The first quarter saw solid growth in durable goods and factory orders, and manufacturing confidence indicators were upbeat. Housing concerns persisted, and there is evidence of some slowing as mortgage rates increase, but a housing bubble seems to have been averted.

Equity markets finished the first quarter on a strong note, after a mixed pattern in January and February. The S&P 500 had its best first quarter in 7 years with a 3.7% gain, and the Dow Jones Industrial Average also rose 3.7%. NASDAQ led the first quarter rally with a 6.1% gain. The U.S. dollar was volatile in the first quarter. The Japanese yen finished March at 117.68 versus the U.S. dollar, little changed from the end of December, while the Euro was at 1.2116 versus the U.S. dollar, down 2.4% for the quarter.

The Eurozone showed evidence of economic improvement in the first quarter. Data was mostly positive, with a few exceptions such as German Unemployment at 11.4%. On the other hand, German business confidence, as measured by the widely followed IFO Indicator, rose to a 15-year high of 105.4 in March. Data emanating from France and other Euro nations was mostly positive. The European Central Bank (“ECB”) raised rates twice in the last four months, and at least two additional moves are anticipated. Eurozone CPI has been advancing at around 2.3%, above the 2.0% ECB target, which adds to the probability of a rate hike.

In addition to steady economic growth, European equity markets soared in the first quarter as international fund managers were active buyers. In the first quarter, the DAX rose 10.4%, the CAC rose 10.7% and the Stoxx 600, a broad measure of various European equity exchanges, was up 7.9%. Oil in excess of $60 per barrel appears to have caused less impact on global growth than anticipated. Europe had been thought to be more vulnerable than the U.S. but that has not been the case as energy’s percentage of GDP has declined materially in recent years.

The Bank of England held rates steady, as the U.K. lagged the other European Union countries. The British pound finished the quarter slightly higher versus the U.S. dollar and the FTSE was up 6.2%.

The major economic development in Japan was the end of that nation’s long-standing deflationary period. In late March, the Bank of Japan (“BOJ”) took the first steps toward ending their “ultra-easy” monetary policy. The BOJ did not, however, alter its zero interest rate policy. The Japanese banking system continues to recover, and the Nikkei increased 5.9% in the first quarter.

Elsewhere in Asia, China remains strong with GDP growth in excess of 9%. The Chinese currency revaluation is progressing slowly. Korea maintained a strong growth trend for the period, but the Bank of Korea held rates unchanged at its most recent meeting. India continues to emerge as an economic power.

The natural resource oriented economies of Canada, Australia and New Zealand continue to perform well from an economic standpoint, but their currencies did not reflect this. The Bank of Canada continued to raise rates, helping the Canadian dollar to reach a 14-year high of 87.9 U.S. cents in February but then began to weaken to around 86.5 cents. The Australian and New Zealand Dollars were hurt by tighter global liquidity as an international monetary tightening trend emerged. New Zealand’s currency moved to a 22 month low around 60.5 U.S. cents while the Australian dollar dipped to an 18 month low of 70.73 cents.

Currencies: Currency sector trading was difficult in the first quarter due to considerable market volatility. At quarter end, the U.S. dollar had gained approximately 2.3% versus the Euro, despite two rate hikes in four months from the ECB and the rising U.S. deficits. The federal deficit hit a record $119 billion in February, while the fourth quarter current account deficit widened by 21.3% to a record $224.9 trillion. The Japanese yen ended March at 117.68 versus the U.S. dollar, virtually unchanged from December’s 117.80 but well ahead of February’s 115.74, as the BOJ implemented initial steps toward moving away from their long-standing “ultra-easy” monetary stance. The Japanese fiscal year ended on March 31 and the yen benefited from some late quarter repatriation. The Chinese yuan strengthened to 8.017 versus the U.S. dollar compared to 8.0369 at the end of February, and the lowest since China dropped its long-standing peg to the U.S. dollar last summer. Mounting political pressure and tariff threats have been keeping Chinese officials on the defensive but progress remains slow. The yen was a beneficiary of the yuan’s movement.

Energies: There was a lot of activity in the petroleum sector from both a geopolitical and supply/demand perspective. Concerns surrounding Iran’s nuclear enrichment program, seemingly endless violence and civil war like conditions in Iraq, the uncertainty surrounding Hamas in the Palestinian territory and the ongoing Nigerian civil unrest created an atmosphere of uncertainty. These geopolitical concerns were supportive of prices for crude oil, unleaded gasoline and heating oil in the first quarter.

Unleaded gasoline also got a boost due to the fact that repairs at Hovensa Oil’s St. Croix refinery, the second largest refinery in the Western Hemisphere, are taking longer than anticipated. With several other refineries non-operational due to necessary periodic maintenance, critical times could lie ahead for unleaded gasoline where current supplies are ample but not overly above normal. Unfortunately, prices at the pump have been rising and will continue to increase as refiners strain to meet new mandated EPA requirements. However, the consumer continues to show little price resistance as consumption ran about 2% ahead of last year during March.

Natural gas suffered the biggest loss in the first quarter in the sector. Given that natural gas is almost exclusively a U.S. domestic market, it failed to benefit from the above geopolitical concerns and focused mostly on supply/demand considerations, which are negative.

Grains: The sector was mixed for the quarter. Corn and wheat both started the year on a weak note after end-of-year-rallies. The price retreats abated towards the end of January, when prices reversed, and proceeded to rally through the month of February and into March, when improved weather conditions across the growing regions resulted in increased producer selling pressure on prices. Conversely, soybean prices found little in the way of price support during the first quarter of 2006, including an absence of Chinese interest in buying U.S. Soybeans.

Indices: After trading in a variable pattern with modest gains for much of January and February, U.S. equity markets turned in a solid March to finish the first quarter on a positive note. Both the S&P 500 and the Dow Jones Industrial Average advanced 3.7%, and the NASDAQ rallied 6.1%. Stronger than expected earnings and the brisk pace of merger and acquisition (“M&A”) activity were two of the underlying factors supporting the equity market strength.

Major European and Asian equity markets were even stronger. Germany’s DAX finished the first quarter up 10.4% and France’s CAC finished the first quarter up 10.7% on generally positive data and improving business confidence combined with a strong run of M&A activity. Meanwhile, despite mostly lackluster economic activity, London’s FTSE rose 6.2%. Asian markets featured a surge in the Nikkei in March, closing at 17,059, the highest monthly close since August 2000. Japan has persisted as a favorite of international fund managers for many months and other Asian markets are also experiencing strong interest.

Interest Rates: The first quarter saw the end of the tenure of Fed Chairman Alan Greenspan. In his first days after assuming his role of Chairman, Mr. Bernanke made it clear that he would, at least initially, extend the philosophy of his predecessor. He also made it clear that he is not soft on inflation as the first FOMC meeting under his leadership issued a statement that leaned modestly to the tightening side. Prior to the meeting, there was a growing perception the Fed was about finished in the rate hike cycle, but after the statement it became apparent that the Fed would probably raise rates two or three more times. Early in March, the inversion of the yield curve, which was initiated at the end of January, was further extended, and at one point, the 2-year yield was as much as 16 points over the 10-year. By the end of March, the curve inversion disappeared.

In Europe, the ECB raised rates twice and subsequent statements from ECB President Jean-Claude Trichet have strongly hinted at a further tightening of monetary policy. Eurozone economic data was improved and high oil prices were doing little to thwart growth or confidence from the consumer or business. Most major European equity markets reached record levels. The U.K. lagged on the economic front, and no rate changes are anticipated in the near future.

In Japan, the BOJ initiated the process of gradually moving away from the nation’s long-standing “ultra easy” monetary policy. However, the BOJ did not alter the zero interest rate policy. Japan is exiting a long period of deflation and recent economic data have been encouraging.

The Bank of Canada extended its rate hike cycle with another 25 point increase and further increases are a near certainty. Korea and Australia may also move to tighten monetary policy.

Metals: Base and precious metals had a strong first quarter. After rising over 60% in 2005, copper rose another 27% in the first quarter of 2006. In addition to the strong demand patterns from China, Japan and India, there were significant problems on the supply side in the first quarter. These included an ongoing strike at Groupo Mexico and serious production constraints in Indonesia, Zambia and Chile. Zinc also had an exceptionally strong quarter, rising 39%. The rest of the base metals benefited from the overall strength in copper and zinc. Aluminum was up 10% and nickel was up 12.5% for the quarter.

Meanwhile, gold rose 13% for the quarter and traded at a 25-year high. Geopolitical concerns surrounding Iran, Iraq and the newly elected Palestinian government combined with higher oil prices to stabilize gold. Silver followed gold higher and also benefited from the anticipated launch of the silver ETF.

Softs: After rising 62% last year, sugar rallied 21% in the first quarter of 2006. The market is experiencing a supply/demand deficit, including a recent surge in Chinese orders. The demand for ethanol continues to increase, and with crude oil prices showing little inclination to retreat, demand could accelerate. Brazil continues to divert a large percentage of its output toward ethanol.

The reinstatement of the Japanese ban on U.S. beef imports hit the live cattle market and prices fell almost 15% for the quarter. Live hogs did not fare much better, falling almost 10% for the quarter. Asian demand was decent but supply was more than ample.

Quarterly Performance of Series A

The following is a summary of performance for the major sectors in which Series A traded:

Sector P/L

Currencies: (+) The sector generated a positive return in the first quarter of 2006. Short positions in the Japanese yen, the New Zealand dollar and the Canadian dollar produced most of the sector’s profits.

Energies: (+) Long positions in Brent crude, crude oil, gas oil and heating oil contributed the largest gains for the first quarter.

Indices: (+) The sector finished the first quarter in positive territory. A majority of the gains were due to long positions in the DAX, the S&P 500 and the IBEX 35 indices.

Interest Rates: (+) The sector was positive for the first quarter, achieving gains on short positions in the Eurodollar, the German 2-year Bond, the Euribor and the U.S. 5-year Treasury Note.

Metals: (+) Long positions in copper, zinc and gold proved profitable and contributed to a net gain in the first quarter of 2006.

Series A’s average net asset levels during First Quarter 2006 decreased in comparison to First Quarter 2005, primarily due to redemptions offset partially by profits during the First Quarter 2006.

Interest income is earned on Series A’s average net assets held at the broker and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income increased approximately $7,000 during First Quarter 2006 as compared to First Quarter 2005 due to higher interest rates during First Quarter 2006 as compared to First Quarter 2005 offset in part by a decrease in average net assets as discussed above.

Commissions are calculated on Series A’s net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased approximately $12,000 during First Quarter 2006 as compared to First Quarter 2005 due to the decrease in average net asset levels as discussed above.

All trading decisions for Series A are made by Campbell & Company, Inc. Management fees are calculated on Series A’s net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased approximately $3,000 during First Quarter 2006 as compared to First Quarter 2005 due to the decrease in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter, as defined in the advisory agreement among Series A, the Managing Owner and the Trading Advisor. Incentive fees were approximately $7,000 during the First Quarter 2006. No incentive fee was earned for the First Quarter 2005.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or Managing Owner was a party during the period covered by this report.

Item 1.A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

	3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST – SERIES A

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: May 15, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: May 15, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

	By:	/s/ David K. Spohr	Date: May 15, 2006
David K. Spohr
Vice President and Director of Fund Administration